Form 10QSB
period 1998-06-30
AMERICAN AIRCARRIERS SUPPORT INC
filed 1998-08-05
CIK 1056286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended             Commission File No.
--------------------------------------------------------------------------------
           June 30, 1998                    0-24275


                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                     52-2081515
--------------------------------------------------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)    Identification No.)


        3516 Centre Circle Drive
        Fort Mill, South Carolina                    29715
--------------------------------------------------------------------------------
      (Address of principal executive offices)    (Zip code)


                                 (803) 548-2160
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]   No [X]

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Common Shares Outstanding at July 31, 1998

                                    6,350,000

================================================================================

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                                 BALANCE SHEETS

                                                                    June 30,         December 31,
                                                                      1998               1997
                                                                  -----------         ----------
                                                                  (Unaudited)
                                     Assets
Current assets:
       Cash and cash equivalents                                  $ 5,359,640         $  750,448
       Receivables:
              Trade and other, net of allowances
                     of $130,000 at June 30, 1998 and
                     December 31, 1997, respectively                1,519,219          1,958,798
       Affiliate                                                       12,986             13,589
       Inventory                                                   11,472,361          5,625,107
       Prepaid expenses and other assets                               96,011             30,725
                                                                  -----------         ----------
                          Total current assets                     18,460,217          8,378,667
Property and equipment, net                                           463,556            335,795
Investments                                                           410,000            335,000
Deferred tax asset                                                     40,000               --
                                                                  -----------         ----------
           Total Assets                                           $19,373,773         $9,049,462
                                                                  ===========         ==========

                      Liabilities and Stockholders' Equity
Current liabilities:
       Bank line of credit                                        $ 2,950,000         $1,500,000
       Current maturities of long-term debt                              --              120,708
       Customer deposits                                               83,000               --
       Current maturities of notes payable
              to related parties                                         --            1,501,846
       Accounts payable and accrued expenses                        1,517,429          1,057,700
       Income taxes payable                                           265,694               --
       Distributions payable for S-corporation
              income taxes                                            150,000               --
                                                                  -----------         ----------
                          Total current liabilities                 4,966,123          4,180,254
Long-term debt, less current maturities                                  --                 --
Notes payable to related parties,
       less current maturities                                           --                 --
                                                                  -----------         ----------
                          Total liabilities                         4,966,123          4,180,254
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $.01 par value;
              2,000,000 shares authorized; no shares
              issued or outstanding                                      --                 --
       Common stock, $.001 par value; 20,000,000
              shares authorized; 6,100,000 and 4,100,000
              shares issued, as adjusted at June 30, 1998
              and December 31, 1997, respectively,                      6,100              4,100
       Additional paid-in capital                                  14,003,010               --
       Retained earnings                                              398,540          4,865,108
                                                                  -----------         ----------
                          Total stockholders' equity               14,407,650          4,869,208
                                                                  -----------         ----------
       Total liabilities and stockholders' equity                 $19,373,773         $9,049,462
                                                                  ===========         ==========

See notes to financial statements.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                            STATEMENTS OF OPERATIONS



                                                                For the Three Months                   For the Six Months
                                                                    Ended June 30,                       Ended June 30,
                                                           ------------------------------        ------------------------------
                                                               1998               1997               1998               1997
                                                           -----------        -----------        -----------        -----------
                                                                    (Unaudited)                            (Unaudited)

Net sales                                                  $ 4,418,019        $ 3,543,495        $ 8,095,360        $ 5,880,034
Cost of sales                                                2,241,805          2,126,120          4,351,717          3,528,022
                                                           -----------        -----------        -----------        -----------

                     Gross profit                            2,176,214          1,417,375          3,743,643          2,352,012

Operating expenses:
            Selling and marketing                              313,083            153,066            544,012            278,070
            General and administrative                         309,324            145,442            472,001            279,514
                                                           -----------        -----------        -----------        -----------
            Total operating expenses                           622,407            298,508          1,016,013            557,584
                                                           -----------        -----------        -----------        -----------

                     Income from operations                  1,553,807          1,118,867          2,727,630          1,794,428

Other income (expense):
            Interest income                                     19,591              5,935             27,313             29,246
            Interest expense                                   (91,785)           (24,487)          (158,570)           (44,346)
                                                           -----------        -----------        -----------        -----------
            Total other income (expense)                       (72,194)           (18,552)          (131,257)           (15,100)
                                                           -----------        -----------        -----------        -----------
            Income before income taxes                       1,481,613          1,100,315          2,596,373          1,779,328

Income tax expense                                             265,694               --              265,694               --
                                                           -----------        -----------        -----------        -----------

            Net income                                     $ 1,215,919        $ 1,100,315        $ 2,330,679        $ 1,779,328
                                                           ===========        ===========        ===========        ===========

Pro forma data (Unaudited):
            Net income as reported                         $ 1,481,613        $ 1,100,315        $ 2,596,373        $ 1,779,328
            Pro forma income tax expense                       592,645            440,126          1,038,549            711,731
                                                           -----------        -----------        -----------        -----------
            Pro forma net income                           $   888,968        $   660,189        $ 1,557,824        $ 1,067,597
                                                           ===========        ===========        ===========        ===========

            Pro forma basic earnings per share             $      0.18        $      0.16        $      0.35        $      0.26
                                                           ===========        ===========        ===========        ===========

            Pro forma diluted earnings per share           $      0.18        $      0.16        $      0.35        $      0.26
                                                           ===========        ===========        ===========        ===========

            Pro forma weighted average
               shares outstanding:

                     Basic                                   4,825,275          4,100,000          4,464,641          4,100,000
                                                           ===========        ===========        ===========        ===========

                     Diluted                                 4,827,623          4,100,000          4,466,989          4,100,000
                                                           ===========        ===========        ===========        ===========

See notes to financial statements.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Common Stock                                                        Total
                                          ----------------------------       Additional           Retained       Stockholders'
                                           Shares            Dollars           Paid-in            Earnings           Equity
                                         ----------        -----------        -----------       -----------       -----------


Balance, January 31, 1997                 4,100,000              4,100               --           2,791,753         2,795,853

Net income year ended
   December 31, 1997                                                                              4,073,355         4,073,355

Stockholder distributions                                                                        (2,000,000)       (2,000,000)
                                         ----------        -----------        -----------       -----------       -----------

Balance, December 31, 1997                4,100,000              4,100               --           4,865,108         4,869,208

Net income, three months ended
   March 31, 1998 (Unaudited)                                                                     1,114,761         1,114,761

Net income, two months ended
   May 28, 1998 (Unaudited)                                                                         817,379           817,379

Existing stockholder distributions                                                               (3,101,361)       (3,101,361)

Recapitalization from S-corp to
   C-corp and establishment of
   deferred tax asset                                                           3,735,887        (3,695,887)           40,000

Issuance of common stock and
   warrants in conjunction with
   initial public offering, net
   of transaction cost                    2,000,000              2,000         10,267,123                          10,269,123

Net income, one month ended
   June 30, 1998 (Unaudited)                                                                        398,540           398,540
                                         ----------        -----------        -----------       -----------       -----------

Balance, June 30, 1998
   (Unaudited)                            6,100,000        $     6,100        $14,003,010       $   398,540       $14,407,650
                                         ==========        ===========        ===========       ===========       ===========


See notes to financial statements.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                            STATEMENTS OF CASH FLOWS


                                                              For the Six Months Ended June 30,
                                                                   1998                 1997
                                                              ------------          -----------
                                                                         (Unaudited)

Operating activities
       Net income                                             $  2,330,679          $ 1,779,328
       Adjustments to reconcile net income to
              cash provided by operating activities:
              Depreciation and amortization                         47,800               27,279
              Decrease (increase) in trade and other
                 receivables                                       439,579             (325,241)
              Decrease (increase) in receivables
                 from affiliate                                        603               (5,765)
              Increase in inventory                             (5,847,254)          (1,269,250)
              Increase in prepaid expenses and other
                 assets                                            (65,286)              (9,089)
              Net increase in income taxes payable                 265,694                 --
              Increase in customer deposits                         83,000                 --
              Increase (decrease) in accounts payable
                 and accrued expenses                              609,730             (154,662)
                                                              ------------          -----------
Net cash (used in) provided by operating activities             (2,135,455)              42,600

Investing activities
       Investments                                                 (75,000)                --
       Capital expenditures                                       (175,561)             (63,245)
                                                              ------------          -----------
Net cash used in investing activities                             (250,561)             (63,245)

Financing activities
       Proceeds from bank line of credit                         1,450,000                 --
       Principal repayments on debt                               (120,708)            (112,287)
       Principal repayments on notes payable
              to related parties                                (1,501,846)                --
     Net proceeds from initial public offering                  10,269,123                 --
       Distributions to stockholders                            (3,101,361)                --
                                                              ------------          -----------
Net cash provided by (used in) financing activities              6,995,208             (112,287)
                                                              ------------          -----------

Net increase (decrease) in cash and cash equivalents             4,609,192             (132,932)
Cash and cash equivalents, beginning of year                       750,448            1,773,294
                                                              ------------          -----------
Cash and cash equivalents, end of period                      $  5,359,640          $ 1,640,362
                                                              ============          ===========

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying financial statements include the accounts of American Aircarriers Support, Incorporated ("AASI") a Delaware corporation and the accounts of American Aircarriers Support, Inc. ("AAS") a South Carolina corporation (collectively the "Company"). These statements have been prepared by American Aircarriers Support, Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1997 has been derived from the audited financial statements of the Company as of that date. Certain pro forma information has been provided in connection the initial public offering of securities (Notes 2 and 3). Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-48497).


Note 2.  Initial Public Offering

On May 28, 1998 the Company, through an initial public offering, sold 2,000,000 shares of common stock. Immediately prior to the registration statement becoming effective, the existing shareholders of the Company (AAS), exchanged all outstanding shares of the existing Company, for 4.1 million shares of common stock of AASI, and the Company merged with and into AASI (together, the "Reincorporation"). The proceeds before the deduction of expenses totaled $12.0 million. The transaction closed on June 2, 1998. As part of the transaction, the Company granted warrants to purchase 200,000 shares to the underwriters at a price of $7.98 per share. The warrants have a termination date of June 2, 2003. As of June 30, 1998, the Company had used approximately $2.8 million to repay stockholder advances and distributions, in connection with the termination of the Company's S-Corporation status, to the existing common stockholders. An additional $3 million was used to repay a portion of the indebtedness outstanding under a $10.0 million credit facility maturing in September 1998 (the "Credit Facility") with NationsBank, N.A. ("NationsBank"). The Company will also distribute approximately $150,000 for tax payments in connection with the termination of the Company's S-Corporation status. The balance of the proceeds will be used to purchase additional inventory and support the Company's continued growth and expansion.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 3.  Pro Forma Financial Information

Pro forma statement of operations information

In conjunction with the initial public offering on May 28, 1998, the Company terminated its status as an S corporation. The pro forma data in the statement of operations provides information as if the Company had been treated as a C Corporation for income tax purposes for all periods presented. Pro forma net income includes a provision for income taxes as if the Company were subject to federal and state income taxes as described above at an effective tax rate of approximately 40%.

Pro forma earnings per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supercedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Essentially, this Statement replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS.

The provisions of SFAS No. 128 have been adopted in determining pro forma basic and diluted EPS for all periods presented. The weighted average number of shares outstanding have been retroactively restated to give effect to the shares issued in the Reincorporation (Note 2).


Computation of pro forma basic earnings per common share:

                                         Three months        Three months        Six months          Six months
                                             Ended              Ended               Ended               Ended
                                         June 30, 1998       June 30, 1997      June 30, 1998       June 30, 1997
                                         -------------       -------------      -------------       -------------

Net income as reported                    $ 1,481,613         $ 1,100,315         $2,596,373         $1,779,328
                                          ===========         ===========         ==========         ==========
Pro forma weighted average
        shares outstanding:                 4,825,275           4,100,000          4,464,641          4,100,000
                                          ===========         ===========         ==========         ==========
Pro forma basic earning per share         $      0.18         $      0.16         $     0.35         $     0.26
                                          ===========         ===========         ==========         ==========

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 3.  Pro Forma Financial Information (continued)

Pro forma earnings per share (continued)

Computation of pro forma diluted earnings per common share:

                                              Three months       Three months        Six months          Six months
                                                  Ended             Ended               Ended               Ended
                                              June 30, 1998      June 30, 1997      June 30, 1998       June 30, 1997
                                              -------------      -------------      -------------       -------------
Net income as reported                          $1,481,613         $1,100,315         $2,596,373         $1,779,328
                                                ==========         ==========         ==========         ==========
Pro forma weighted average
        shares outstanding:                      4,825,275          4,100,000          4,464,641          4,100,000
Pro forma dilutive common stock
        options at average market price              2,348               --                2,348               --
Pro forma weighted average
        dilutive shares outstanding              4,827,623          4,100,000          4,466,989          4,100,000
                                                ==========         ==========         ==========         ==========
Pro forma earning per share                     $     0.18         $     0.16         $     0.35         $     0.26
                                                ==========         ==========         ==========         ==========



Note 4. Investments

The Company made investments of $50,000 in 1996 and $50,000 in 1997 in nonpublic companies, which were accounted for at cost. The investment made in 1997 was in a company in which a director is a principal. In conjunction with the initial public offering, these two investments were included as part of the distributions, in connection with the termination of the Company's S-Corporation status, to the then existing common stockholders. The investments were distributed at estimated fair value, which was equivalent to carrying value, in lieu of an equal portion of cash.


Note 5.  Subsequent Events

Line of credit

The Company's Credit Facility was initially established with NationsBank in June 1995. On July 13, 1998, the Company entered into an agreement with NationsBank for an expanded $30 million credit facility. Under the terms of the agreement, $10 million replaced the Company's existing working capital line which was due to mature September 30, 1998. The line of credit bears an annual interest rate equal

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 4.  Subsequent Events (continued)

Line of credit (continued)

to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50%. The remaining $20 million of the facility will be used to fund the Company's acquisition line, at the same annual interest rate, plus an unused commitment fee of between 10.0 and 20.0 basis points. The $30 million credit facility matures June 30, 2000 and is collateralized by the Company's accounts receivable and inventory. On July 31, 1998, there was no outstanding balance under the facility.


Exercise of over-allotment option

Only July 10, 1998, Cruttenden Roth Incorporated, the lead underwriter of the initial public offering, exercised the option to purchase 250,000 shares of common stock at $6.00 per share. The additional shares represent more than 80 percent of the 300,000 share over-allotment option granted under the terms and conditions of the Underwriting Agreement. The transaction closed on July 14, 1998 and the Company received net proceeds of $1,365,000. The Company used
$1 million of the proceeds to pay off a portion of the outstanding indebtedness on the existing line of credit.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Axt of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Such statements should be read in conjunction with the cautionary factors described in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 (File No. 333-48497) and incorporated into this discussion by this reference and the consolidated financial statements and related notes. The Company's future operating results may be affected by various trends and factors beyond the Company's control. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.



Overview

The Company is a leading international supplier of aircraft components and spare parts primarily to maintenance and repair facilities, major commercial passenger and cargo airlines and other redistributors located throughout the world. The Company's net sales are principally derived from the redistribution of engines, engine components and spare parts primarily for Boeing, McDonnell-Douglas and certain Airbus aircraft. The Company acquires engines, engine and airframe components and spare parts for redistribution through purchases of surplus aircraft for disassembly, bulk purchases of aircraft components and spare parts from aircraft operators, purchases of individual components and spare parts from other redistributors, consignments from aircraft operators and others, and exchanges of inventoried aircraft components and spare parts for components and spare parts that require service or overhaul.


Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

Net sales increased $874,000, or 24.7%, to $4.4 million in the three months ended June 30, 1998 from $3.5 million in the three months ended June 30, 1997. Net sales of aircraft and engine component parts ("core parts") accounted for 20.5% of the increase. International sales were approximately 10% of net core part sales in the 1998 period, compared to approximately 8% of net core part sales in the same period a year ago. Two complete engines were sold in each of the three month periods ended June 30, 1998 and 1997.

Cost of sales totaled $2.2 million for the three months ended June 30, 1998, a $116,000 or 5.4% increase from $2.1 million for the three months ended June 30, 1997. Gross profit increased $759,000, or 53.5%, to $2.2 million in the three months ended June 30, 1998 from $1.4 million in the three months ended June 30, 1997. As a percentage of net sales, gross profit increased to 49.3% in the three months ended June 30, 1998, from 40.0% in the comparable 1997 period. The increase was due primarily to higher sales of parts that were acquired in prior bulk purchases and whole aircraft purchases that have an associated lower cost of sales.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations (continued)

Selling and marketing expenses increased $160,000, or 104.5%, to $313,000 in the three months ended June 30, 1998 from $153,000 in the three months ended June 30, 1997. This increase primarily reflects commissions paid to sales agents, higher compensation expense related to additional sales personnel and sales related travel and advertising costs. As a percentage of net sales, selling and marketing expenses increased to 7.1% in the three months ended June 30, 1998 from 4.3% in the comparable 1997 period.

General and administrative expenses increased $164,000, or 112.7%, to $309,000 in the three months ended June 30, 1998 from $145,000 in the comparable 1997 period. Expenses increased during the comparative periods primarily due to the increase in occupancy charges, such as rent and depreciation, associated with the addition of corporate offices and warehouse space in August 1997 and additional staffing expense, including the hiring of a Chief Financial Officer. Also included in 1998 expenses are one time charges associated with the change from a $10 million credit facility to a $30 million credit facility, increased professional fees and insurances associated with operating as a public entity, and increased accruals for the Company's discretionary profitability bonuses and contribution to the employee profit sharing plan. As a percentage of net sales, general and administrative expenses increased to 7.0% in the three months ended June 30, 1998 from 4.1% in the three months ended June 30, 1997.

Net other expense increased to $72,000 in the three months ended June 30, 1998, from net other expense of $19,000 in the three months ended June 30, 1997. The increase in net other expense reflects interest charges associated with higher levels of indebtedness outstanding under the Credit Facility.

As a result of the above, net income increased $381,000, or 34.6%, to $1.5 million in the three months ended June 30, 1998 from $1.1 million in the three months ended June 30, 1997. Net income represents the difference between gross profit and other expenses. The Company terminated its election to be taxed as an S Corporation for federal and state income tax purposes on May 8, 1998, in conjunction with its initial public offering. To allow comparisons with C corporations, pro forma federal and state income taxes have been assumed at a combined 40% rate. Based on this assumption, the Company would have incurred pro forma income taxes of $593,000 in the three months ended June 30, 1998 and $440,000 in the three months ended June 30, 1998, resulting in pro forma net income of $889,000 and $660,000 in the three months ended June 30, 1998 and 1997, respectively.

Comparison of Six months Ended June 30, 1998 and 1997

Net sales increased $2.2 million or 37.7%, to $8.1 million in the six months ended June 30, 1998 from $5.9 million in the six months ended June 30, 1997. Net sales of aircraft and engine component parts ("core parts") accounted for 41.6% of the increase. International sales of core parts increased $141,000 or approximately 18%. However as a percentage of net sales, international sales were approximately 11% of net core part sales in the 1998 period, compared to approximately 13% of net core part sales in

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations (continued)

the same period a year ago. Three complete engines were sold in each of the six month periods ended June 30, 1998 and 1997, although revenues from engines sales increased 27.8% in 1998 when compared to the same period in 1997. The increase in revenues was due to the type and the condition of the engines sold.

Cost of sales totaled $4.4 million for the six months ended June 30, 1998, an $824,000 or 23.4% increase from the $3.5 million in the six months ended June 30, 1997. Gross profit increased $1.4 million or 59.2%, to $3.7 million in the six months ended June 30, 1998 from $2.3 million in the six months ended June 30, 1997. As a percentage of net sales, gross profit increased to 46.2% in the six months ended June 30, 1998, from 40.0% in the comparable 1997 period. The increase was due primarily to higher sales of parts that were acquired in prior bulk purchases and whole aircraft purchases that have an associated lower cost of sales.

Selling and marketing expenses increased $266,000, or 95.6%, to $544,000 in the six months ended June 30, 1998 from $278,000 in the six months ended June 30, 1997. This increase primarily reflects commissions paid to sales agents, higher compensation expense related to additional sales personnel and sales related travel and advertising costs. As a percentage of net sales, selling and marketing expenses increased to 6.7% in the six months ended June 30, 1998 from 4.7% in the comparable 1997 period.

General and administrative expenses increased $192,000, or 68.9%, to $472,000 in the six months ended June 30, 1998 from $280,000 in the comparable 1997 period. Expenses increased during the comparative periods primarily due to the increase in occupancy charges, such as rent and depreciation, associated with the addition of corporate offices and warehouse space in August 1997 and additional staffing expense, including the hiring of a Chief Financial Officer. Also included in 1998 expenses are one time charges associated with the change from a $10 million credit facility to a $30 million credit facility, increased professional fees and insurances associated with operating as a public entity, and increased accruals for the Company's discretionary profitability bonuses and contribution to the employee profit sharing plan. As a percentage of net sales, general and administrative expenses increased to 5.8% in the six months ended June 30, 1998 from 4.8% in the six months ended June 30, 1997.

Net other expense increased to $116,000 in the six months ended June 30, 1998, from net other expense of $44,000 in the six months ended June 30, 1997. The increase in net other expense reflects interest charges associated with higher levels of indebtedness outstanding under the Credit Facility.

As a result of the above, net income increased $817,000, or 45.9%, to $2.6 million in the six months ended June 30, 1998 from $1.8 million in the six months ended June 30, 1997. Net income represents the difference between gross profit and other expenses. The Company terminated its election to be taxed as an S Corporation for federal and state income tax purposes on May 8, 1998, in conjunction with its initial public offering. To allow comparisons with C corporations, pro forma federal and state income taxes

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations (continued)

have been assumed at a combined 40% rate. Based on this assumption, the Company would have incurred pro forma income taxes of $1 million in the six months ended June 30, 1998 and $712,000 in the six months ended June 30, 1997, resulting in pro forma net income of $2.3 million and $1.8 million in the six months ended June 30, 1998 and 1997, respectively.



Liquidity and Capital Resources

Historically, the Company's primary sources of liquidity have been comprised of cash flow from operating activities, borrowings under the Credit Facility and advances from the stockholders of the Company prior to the initial public offering. The Company requires capital for the procurement of inventory, to fund the servicing and overhaul of complete engines, engine and airframe components and spare parts performed by third-party repair facilities, for normal operating expenses and for general working capital purposes.

On May 28, 1998 the Company, through an initial public offering, sold 2,000,000 shares of common stock. The proceeds before the deduction of expenses totaled $12.0 million. The Company used approximately $2.8 million to repay stockholder advances and distributions, in connection with the termination of the Company's S-Corporation status, to the then existing common stockholders. An additional $3 million was used to repay a portion of the indebtedness outstanding under the Company's existing credit facility. After expenses, the Company expects to have approximately $5.0 million available for the purchase of additional inventory, working capital and general corporate purposes.

As of June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $5.4 million and net accounts receivable of $1.5 million. The Company had working capital of $13.5 million and no long-term debt at June 30, 1998.

For the six months ended June 30, 1998, operating activities used cash of $2.3 million, primarily for increases in inventory, accounts payable and accrued expenses, partially offset by net income, and decreases in trade and other receivables. Net cash used in investing activities during the three months ended June 30, 1998 was $251,000, reflecting the net increase in investments and purchases of fixed assets. Net cash provided by financing activities during the six months ended June 30, 1998 was $7.1 million, consisting of borrowings under the Credit Facility, proceeds from the initial public offering, net of offering transaction costs, partially offset by debt repayments, and distributions, in connection with the termination of the Company's S-Corporation status.

The Company's Credit Facility was initially established with NationsBank in June 1995. On July 13, 1998, the Company entered into an agreement with NationsBank for an expanded $30 million credit facility. Under the terms of the agreement, $10 million replaced the Company's existing working capital line which was due to mature September 30, 1998. The line of credit bears an annual interest rate equal

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


 Liquidity and Capital Resources (continued)

to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50%. The remaining $20 million of the facility will be used to fund the Company's acquisition line, at the same annual interest rate, plus an unused commitment fee of between 10.0 and 20.0 basis points. The $30 million credit facility matures June 30, 2000 and is collateralized by the Company's accounts receivable and inventory. On July 31, 1998, there was no outstanding balance under the facility.

On July 10, 1998, Cruttenden Roth Incorporated, the lead underwriter of the initial public offering, exercised the option to purchase 250,000 shares of common stock at $6.00 per share. The transaction closed on July 14, 1998 and the Company received net proceeds of $1,365,000. The Company used $1 million of the proceeds to pay off a portion of the outstanding indebtedness on the existing line of credit.

The Company believes that existing cash balances, accounts receivables and the Credit Facility will be sufficient to meet the Company's capital requirements for at least the next 18 months. Thereafter, if the Company's capital requirements increase, the Company could be required to secure additional sources of capital. There can be no assurance the Company will be capable of securing additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities and Use of Proceeds

(a)      Not applicable

(b)      Not applicable

(c) Effective February 10, 1998, an Agreement and Plan of Exchange ("Agreement") was adopted by and among the Company, American Aircarriers Support, Incorporated, a Delaware corporation ("AASI"), Karl F. Brown and Herman O. Brown, Jr. The Agreement provided that, exactly one day prior to the effective date of a registration statement related to the initial public offering of stock, existing stockholders of the Company exchanged all outstanding shares of the Company for 4.1 million shares of common stock of AASI, and the Company merged with and into AASI (together, the "Reincorporation"). Contemporaneously with the merger, the Company terminated its S Corporation income tax election. AASI was formed for the purpose of merging with the Company and otherwise had no operations. The authorized capital stock of AASI consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock. The authorized capital stock of the Company consists of 100,000 shares of common stock, $1 par value. At December 31, 1996 and 1997 and March 31, 1998, 100 shares were outstanding. The balance sheets, statements of stockholders' equity, and pro forma earnings per share calculations give effect to the stock issued in connection with the Reincorporation.

(d) The Company registered 2,300,000 shares of common stock for sale to the public at a price of $6.00 per share on a Form SB-2 Registration Statement (Reg No. 333-48497) (the "Registration Statement") declared effective on May 28, 1998. The Company also registered 200,000 shares of common stock underlying warrants issued to Cruttenden Roth Incorporated, the lead underwriter of the public offering, exercisable at $7.98 per share.

         The offering of 2,000,000 shares closed on June 2, 1998 and the over-allotment of 250,000 closed on July 14, 1998. The Company received aggregated gross proceeds of $13,500,000. Expenses incurred by the Company in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions were $945,000, and other expenses paid to or for underwriters were $270,000 and other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees and transfer agent fees and costs, appraisal fees, insurance costs, presentation and travel expense) were $518,000, for total expenses of $1,733,000. Of the expenses paid, legal fees of $182,000 were paid to a law firm in which a director is a partner. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                           PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds (continued)

         From the effective date of the Registration Statement through June 30, 1998 the net offering proceeds have been used by the Company as follows: $2.8 million to repay stockholder advances and distributions in connection with the termination of the Company's S-Corporation status. An additional $3 million was used to repay a portion of outstanding indebtedness, and $5 million was placed in temporary investments in NationsBank Treasury Reserves until additional inventory purchases transpire. The aforementioned distributions of $2.8 were paid to one director whose ownership exceeds more than ten percent of the outstanding securities and to another shareholder whose ownership also exceeds more than ten percent of the outstanding securities. In addition, the Company will also distribute approximately $150,000 for tax payments in connection with the termination of the Company's S-Corporation status. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. Furthermore, the use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement.


Item 3 - Defaults Upon Senior Securities

         No defaults occurred during the period covered in this report.

Item 4 - Submission of Matters to a Vote of Security Holders

         None


Item 5 - Other information

         None

Item 6 -exhibits and Reports on Form 8-K

         (a)      Exhibits:

                           Exhibit 11 - Computation of Net Income Per Common
                                        Share

                           Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                           None

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  American Aircarriers Support, Incorporated
                                  (Registrant)






Date: August 5, 1998

                                  By:  /s/ Elaine T. Rudisill
                                       -----------------------------
                                       Elaine T. Rudisill
                                       (Principal Financial
                                          and Accounting Officer)