Form 10QSB
period 1998-09-30
AMERICAN AIRCARRIERS SUPPORT INC
filed 1998-11-05
CIK 1056286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended             Commission File No.
         September 30, 1998                   0-24275
         ------------------            -------------------

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                     52-2081515
      -------------------------------    -------------------
      (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)    Identification No.)


        3516 Centre Circle Drive
        Fort Mill, South Carolina                   29715
      ---------------------------------------     ----------
      (Address of principal executive offices)    (Zip code)


                                 (803) 548-2160
               --------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                              -------        -------

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at October 31, 1998

                                    6,440,104

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                                 BALANCE SHEETS

                                                                 September 30,    December 31,
                                                                     1998             1997
                                                                 -------------    ------------
                 Assets                                          (Unaudited)
Current assets:
      Cash and cash equivalents                                  $ 1,103,749      $  750,448
      Receivables:
           Trade and other, net of allowances
                 of $130,000 at September 30, 1998 and
                 December 31, 1997, respectively                   3,018,510       1,958,798
           Affiliate                                                  23,074          13,589
      Inventory                                                   13,652,272       5,625,107
      Prepaid expenses and other assets                               92,669          30,725
                                                                 -----------      ----------
                      Total current assets                        17,890,274       8,378,667
Property and equipment, net                                          661,405         335,795
Assets held for lease, net                                           480,000            --
Investments                                                          410,000         335,000
Other assets                                                         148,698            --
Deferred tax asset                                                    40,000            --
                                                                 -----------      ----------
          Total assets                                           $19,630,377      $9,049,462
                                                                 ===========      ==========

      Liabilities and Stockholders' Equity
Current liabilities:
      Bank line of credit                                        $   500,000      $1,500,000
      Current maturities of long-term debt                              --           120,708
      Customer deposits                                               31,000            --
      Current maturities of notes payable
           to related parties                                           --         1,501,846
      Accounts payable and accrued expenses                        1,383,828       1,057,700
      Income taxes payable                                           501,054            --
      Distributions payable for S-corporation
           income taxes                                               70,580            --
                                                                 -----------      ----------
                      Total current liabilities                    2,486,462       4,180,254

Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value;
           2,000,000 shares authorized; no shares
           issued or outstanding                                        --              --
      Common stock, $.001 par value; 20,000,000
           shares authorized; 6,350,000 and 4,100,000
           shares issued, as adjusted at September 30, 1998
           and December 31, 1997, respectively,                        6,350           4,100
      Additional paid-in capital                                  15,363,735            --
      Retained earnings                                            1,773,830       4,865,108
                                                                 -----------      ----------
                      Total stockholders' equity                  17,143,915       4,869,208
                                                                 -----------      ----------
          Total liabilities and stockholders' equity             $19,630,377      $9,049,462
                                                                 ===========      ==========

See notes to financial statements.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                            STATEMENTS OF OPERATIONS


                                                                 For the Three Months                 For the Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                             -----------------------------       ------------------------------
                                                                1998              1997              1998                1997
                                                             -----------       -----------       ------------       -----------
                                                                      (Unaudited)                         (Unaudited)
Net sales                                                    $ 7,345,189       $ 3,823,739       $ 15,440,548       $ 9,703,772
Cost of sales                                                  4,366,286         2,294,245          8,718,001         5,822,266
                                                             -----------       -----------       ------------       -----------
                 Gross profit                                  2,978,903         1,529,494          6,722,547         3,881,506

Operating expenses:
         Selling and marketing                                   447,351           182,884            991,363           460,954
         General and administrative                              260,140           112,544            732,142           392,058
                                                             -----------       -----------       ------------       -----------
         Total operating expenses                                707,491           295,428          1,723,505           853,012
                                                             -----------       -----------       ------------       -----------

                 Income from operations                        2,271,412         1,234,066          4,999,042         3,028,494

Other income (expense):
         Interest income                                          47,327            12,300             74,640            41,544
         Interest expense                                        (26,589)          (32,485)          (185,159)          (76,830)
                                                             -----------       -----------       ------------       -----------
         Total other income (expense)                             20,738           (20,185)          (110,519)          (35,286)
                                                             -----------       -----------       ------------       -----------
         Income before income taxes                            2,292,150         1,213,881          4,888,523         2,993,208

Income tax expense                                               916,860              --            1,182,554              --
                                                             -----------       -----------       ------------       -----------

         Net income                                          $ 1,375,290       $ 1,213,881       $  3,705,969       $ 2,993,208
                                                             ===========       ===========       ============       ===========

Pro forma data (Unaudited):
         Net income as reported                              $ 2,292,150       $ 1,213,881       $  4,888,523       $ 2,993,208
         Pro forma income tax expense                            916,860           485,552          1,955,409         1,197,283
                                                             -----------       -----------       ------------       -----------
         Pro forma net income                                $ 1,375,290       $   728,329       $  2,933,114       $ 1,795,925
                                                             ===========       ===========       ============       ===========

         Pro forma basic earnings per share                  $      0.22       $      0.18       $       0.58       $      0.44
                                                             ===========       ===========       ============       ===========

         Pro forma diluted earnings per share                $      0.22       $      0.18       $       0.58       $      0.44
                                                             ===========       ===========       ============       ===========

         Pro forma weighted average shares outstanding:

                 Basic                                         6,311,957         4,100,000          5,087,179         4,100,000
                                                             ===========       ===========       ============       ===========

                 Diluted                                       6,311,957         4,100,000          5,087,179         4,100,000
                                                             ===========       ===========       ============       ===========

See notes to financial statements.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock                                                    Total
                                        ----------------------------       Additional        Retained       Stockholders'
                                          Shares           Dollars           Paid-in         Earnings          Equity
                                        ----------       -----------       -----------      ----------      -----------
Balance, January 31, 1997                4,100,000             4,100              --         2,791,753        2,795,853

Net income year ended
     December 31, 1997                                                                       4,073,355        4,073,355
Stockholder distributions                                                                   (2,000,000)      (2,000,000)
                                        ----------       -----------       -----------      ----------      -----------

Balance, December 31, 1997               4,100,000             4,100              --         4,865,108        4,869,208

Net income, three months ended
     March 31, 1998 (Unaudited)                                                              1,114,761        1,114,761
Net income, two months ended
     May 28, 1998 (Unaudited)                                                                  817,379          817,379
Existing stockholder distributions                                                          (3,101,361)      (3,101,361)
Recapitalization from S-corp to
     C-corp and establishment of
     deferred tax asset                                                      3,735,887      (3,695,887)          40,000
Issuance of common stock and
     warrants in conjunction with
     initial public offering, net
     of transaction cost                 2,000,000             2,000        10,267,123            --         10,269,123
Net income, one month ended
     June 30, 1998 (Unaudited)                                                                 398,540          398,540
                                        ----------       -----------       -----------      ----------      -----------

Balance, June 30, 1998
     (Unaudited)                         6,100,000       $     6,100       $14,003,010      $  398,540      $14,407,650
                                        ==========       ===========       ===========      ==========      ===========

Issuance of common stock in
     conjunction with the exercise
     of the over-allotment, net
     of transaction cost                   250,000               250         1,360,725            --          1,360,975
Net income, one month ended
     September 30, 1998
     (Unaudited)                                                                             1,375,290        1,375,290
                                        ----------       -----------       -----------      ----------      -----------

Balance, September 30, 1998
     (Unaudited)                         6,350,000       $     6,350       $15,363,735      $1,773,830      $17,143,915
                                        ==========       ===========       ===========      ==========      ===========


See notes to financial statements.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                            STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended September 30,
                                                             1998              1997
                                                         ------------       -----------
                                                                   (Unaudited)
Operating activities
      Net income                                         $  3,705,969       $ 2,993,208
      Adjustments to reconcile net income to
           cash provided by operating activities:
           Depreciation and amortization                      105,714            40,918
           Increase in trade and other
              receivables                                  (1,059,712)         (637,807)
           Increase in receivables
              from affiliate                                   (9,485)           (4,919)
           Increase in inventory                           (8,027,165)       (1,288,728)
           Increase in prepaid expenses and other
              assets                                         (210,642)           (2,453)
           Net increase in income taxes payable               501,054              --
           Increase in customer deposits                       31,000              --
           Increase in accounts payable
              and accrued expenses                            396,709            44,737
                                                         ------------       -----------
Net cash (used in) provided by operating activities        (4,566,558)        1,144,956

Investing activities
      Investments                                             (75,000)             --
      Assets held for lease                                  (496,279)             --
      Capital expenditures                                   (415,045)         (251,360)
                                                         ------------       -----------
Net cash used in investing activities                        (986,324)         (251,360)

Financing activities
      Repayments of bank line of credit                    (1,000,000)             --
      Principal repayments on debt                           (120,708)         (112,287)
      Principal repayments on notes payable
           to related parties                              (1,501,846)             --
      Net proceeds from initial public offering            11,630,098              --
      Distributions to stockholders                        (3,101,361)             --
                                                         ------------       -----------
Net cash provided by (used in) financing activities         5,906,183          (112,287)
                                                         ------------       -----------

Net increase in cash and cash equivalents                     353,301           781,309
Cash and cash equivalents, beginning of year                  750,448         1,773,294
                                                         ------------       -----------
Cash and cash equivalents, end of period                 $  1,103,749       $ 2,554,603
                                                         ============       ===========

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

Interim Financial Statements

The accompanying financial statements include the accounts of American Aircarriers Support, Incorporated ("AASI") a Delaware corporation and the accounts of American Aircarriers Support, Inc. ("AAS") a South Carolina corporation (collectively the "Company"). These statements have been prepared by American Aircarriers Support, Incorporated, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1997 has been derived from the audited financial statements of the Company as of that date. Certain pro forma information has been provided in connection the initial public offering of securities (Notes 3 and 4). Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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


Note 2.  Line of Credit

The Company's Credit Facility was initially established with NationsBank in June 1995. On July 13, 1998, the Company entered into an agreement with NationsBank for an expanded $30 million credit facility. Under the terms of the agreement, $10 million replaced the Company's existing working capital line which was due to mature September 30, 1998. The line of credit bears an annual interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50%. The remaining $20 million of the facility will be used to fund the Company's acquisition line, at the same annual interest rate, plus an unused commitment fee of between 10.0 and 20.0 basis points. The $30 million credit facility matures June 30, 2000 and is collateralized by the Company's accounts receivable and inventory. On October 30, 1998, there was $1 million outstanding under the facility.

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


Computation of pro forma basic earnings per common share:

                                       Three months    Three months    Nine months     Nine months
                                           Ended          Ended          Ended            Ended
                                       September 30,   September 30,   September 30,   September 30,
                                           1998            1997           1998            1997
                                       ----------      ----------      ----------      ----------
Net income as reported                 $1,375,290      $  728,329      $2,933,114      $1,795,925
                                       ==========      ==========      ==========      ==========
Pro forma weighted average
       shares outstanding:              6,311,957       4,100,000       5,087,179       4,100,000
                                       ==========      ==========      ==========      ==========
Pro forma basic earning per share      $     0.22      $     0.18      $     0.58      $     0.44
                                       ==========      ==========      ==========      ==========

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 3.  Pro Forma Financial Information (continued)

Pro forma earnings per share (continued)

Computation of pro forma diluted earnings per common share:

                                           Three months    Three months    Nine months     Nine months
                                              Ended            Ended          Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                               1998            1997            1998            1997
                                           ----------      ----------      ----------      ----------
Net income as reported                     $1,375,290      $  728,329      $2,933,114      $1,795,925
                                           ==========      ==========      ==========      ==========
Pro forma weighted average
      shares outstanding:                   6,311,957       4,100,000       5,087,179       4,100,000
Pro forma common stock options
      at average market price are
      anti-dilutive and therefore are
      not included                               --              --              --              --
Pro forma weighted average
      dilutive shares outstanding           6,311,957       4,100,000       5,087,179       4,100,000
                                           ==========      ==========      ==========      ==========
Pro forma earning per share                $     0.22      $     0.18      $     0.58      $     0.44
                                           ==========      ==========      ==========      ==========


Note 4.   Exercise of over-allotment option

Only July 10, 1998, Cruttenden Roth Incorporated, the lead underwriter of the initial public offering, exercised the over-allotment option to purchase 250,000 shares of common stock at $6.00 per share. The additional shares represent more than 80 percent of the 300,000 share over-allotment option granted under the terms and conditions of the Underwriting Agreement. The transaction closed on July 14, 1998 and the Company received net proceeds of $1.4 million. The Company used $1 million of the proceeds to pay off a portion of the outstanding indebtedness on the existing line of credit.


Note 5.  Business Combinations

On September 8, 1998, the Company signed a letter of intent to acquire substantially all the assets of Global Turbine Services and Turbine Inspections Incorporated. The transaction closed on October 1, 1998.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Note 5.  Business Combinations (continued)

On September 15, 1998, the Company signed a letter of intent to acquire substantially all the assets of American Jet Engine Services, Inc., a FAA certified overhaul and repair agency, and the inventories of Global Air Spares and Atlantic Airmotive Corporation, redistributors of engines and engine parts. The Company plans to close the acquisitions within the next 60 days.


                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Such statements should be read in conjunction with the cautionary factors described in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 (File No. 333-48497) and are incorporated into this discussion by this reference and the consolidated financial statements and related notes. The Company's future operating results may be affected by various trends and factors beyond the Company's control. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.


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

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations

Comparison of Three Months Ended September 30, 1998 and 1997

Net sales increased $3.5 million, or 92%, to $7.3 million in the three months ended September 30, 1998 from $3.8 million in the three months ended September 30, 1997. Net sales of aircraft and engine component parts ("core parts") accounted for 39% of the increase. International sales were approximately 8% of net core part sales in the 1998 period, compared to approximately 25% of net core part sales in the same period a year ago. Five complete engines were sold during the 1998 period, compared with three engines sold during the comparative period of 1997.

Cost of sales totaled $4.4 million for the three months ended September 30, 1998, a $2.1 million or 90% increase from $2.3 million for the three months ended September 30, 1997. Gross profit increased $1.4 million, or 95%, to $3.0 million in the three months ended September 30, 1998 from $1.5 million in the three months ended September 30, 1997. As a percentage of net sales, gross profit increased to 41% in the three months ended September 30, 1998, from 40% in the comparable 1997 period.

Selling and marketing expenses increased $264,000, or 145%, to $447,000 in the three months ended September 30, 1998 from $183,000 in the three months ended September 30, 1997. This increase primarily reflects increased compensation expenses related to additional staffing, outside sales office expense and commissions paid to sales agents, and sales related travel and advertising costs. As a percentage of net sales, selling and marketing expenses increased to 6% in the three months ended September 30, 1998 from 5% in the comparable 1997 period.

General and administrative expenses increased $148,000, or 131%, to $260,000 in the three months ended September 30, 1998 from $112,000 in the comparable 1997 period. Expenses increased during the comparative periods primarily due to the increase in occupancy charges, such as rent and depreciation, associated with the addition of corporate offices and warehouse space in August 1997 and additional staffing expense and increased professional fees and insurance associated with operating as a public entity. As a percentage of net sales, general and administrative expenses increased to 4% in the three months ended September 30, 1998 from 3% in the three months ended September 30, 1997.

Net other income increased to $21,000 in the three months ended September 30, 1998, from net other expense of $20,185 in the three months ended September 30, 1997. The increase in net other income reflects interest income generated from the proceeds of the initial public offering, partially offset with interest expense charges associated with indebtedness outstanding under the Credit Facility.

As a result of the above, net income before the provision for income taxes increased $1.1 million, or 89%, to $2.3 million in the three months ended September 30, 1998 from $1.2 million in the three months ended

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations (continued)

September 30, 1997. The Company terminated its election to be taxed as an S Corporation for federal and state income tax purposes on May 28, 1998, in conjunction with its initial public offering. The Company accrued for federal and state income taxes at a combined 40% rate for the three months ended September 30, 1998. To allow comparisons with C corporations, pro forma federal and state income taxes have been assumed at a combined 40% rate for the three months ended September 30, 1997. Based on these estimates and assumptions, the Company would have incurred income taxes of $917,000 in the three months ended September 30, 1998 and $486,000 in the three months ended September 30, 1997, resulting in net income and pro forma net income of $1.4 million and $728,000 in the three months ended September 30, 1998 and 1997, respectively.


Comparison of Nine months Ended September 30, 1998 and 1997

Net sales increased $5.7 million or 59%, to $15.4 million in the nine months ended September 30, 1998 from $9.7 million in the nine months ended September 30, 1997. Net sales of aircraft and engine component parts ("core parts") accounted for 41% of the increase. International sales were approximately 10% of net core part sales in the 1998 period, compared to approximately 22% of net core part sales in the same period a year ago. Eight complete engines were sold in the nine month period ended September 30, 1998, compared with five complete engines sold in the same period in 1997.

Cost of sales totaled $8.7 million for the nine months ended September 30, 1998, a $2.9 million or 50% increase from the $5.8 million in the nine months ended September 30, 1997. Gross profit increased $2.8 million or 73%, to $6.7 million in the nine months ended September 30, 1998 from $3.9 million in the nine months ended September 30, 1997. As a percentage of net sales, gross profit increased to 44% in the nine months ended September 30, 1998, from 40% in the comparable 1997 period. The increase was due primarily to higher sales of parts that were acquired in prior bulk purchases and whole aircraft purchases that have an associated lower cost of sales.

Selling and marketing expenses increased $530,000, or 115%, to $991,000 in the nine months ended September 30, 1998 from $461,000 in the nine months ended September 30, 1997. This increase primarily reflects outside sales office expenses and commissions paid to sales agents, higher compensation expense related to additional sales personnel and sales related travel and advertising costs. As a percentage of net sales, selling and marketing expenses were 6% in the nine months ended September 30, 1998, compared to 5% of net sales in the comparable period in 1997.

General and administrative expenses increased $340,000, or 87%, to $732,000 in the nine months ended September 30, 1998 from $392,000 in the comparable 1997 period. Expenses increased during the comparative periods primarily due to the increase in occupancy charges, such as rent and depreciation, associated with the addition of corporate offices and warehouse space in August 1997, additional staffing

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Results of Operations (continued)

expense and increased professional fees and insurance associated with operating as a public entity. As a percentage of net sales, general and administrative expenses increased to 5% in the nine months ended September 30, 1998 from 4% in the nine months ended September 30, 1997.

Net other expense increased to $111,000 in the nine months ended September 30, 1998, from net other expense of $35,000 in the nine months ended September 30, 1997. The increase in net other expense reflects interest charges associated with higher levels of indebtedness outstanding under the Credit Facility, partially offset by interest income generated from the proceeds of the initial public offering.

As a result of the above, net income before the provision for income taxes increased $1.9 million, or 63%, to $4.9 million in the nine months ended September 30, 1998 from $3.0 million in the nine months ended September 30, 1997. Net income represents the difference between gross profit and other expenses. The Company terminated its election to be taxed as an S Corporation for federal and state income tax purposes on May 28, 1998, in conjunction with its initial public offering. To allow comparisons with C corporations, pro forma federal and state income taxes have been assumed at a combined 40% rate. Based on this assumption, the Company would have incurred pro forma income taxes of $2.0 million in the nine months ended September 30, 1998 and $1.2 million in the nine months ended September 30, 1997, resulting in pro forma net income of $2.9 million and $1.8 million in the nine months ended September 30, 1998 and 1997, respectively.



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

On May 28, 1998 the Company, through an initial public offering, sold 2,000,000 shares of common stock. The proceeds before the deduction of expenses totaled $12.0 million. As of September 30, 1998 the Company had used approximately $2.8 million to repay stockholder advances and distributions in connection with the termination of the Company's S-Corporation status to the then existing common stockholders, $3 million was used to repay a portion of the indebtedness outstanding under the Company's existing credit facility and approximately $5.8 million was used for additional inventory purchases, working capital and general corporate purposes.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources (continued)

On July 10, 1998, Cruttenden Roth Incorporated, the lead underwriter of the initial public offering, exercised the over-allotment option to purchase 250,000 shares of common stock at $6.00 per share. The transaction closed on July 14, 1998 and the Company received net proceeds of $1.4 million. The Company used $1 million of the proceeds to pay off a portion of the outstanding balance on the existing line of credit.

As of September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $1.1 million and net accounts receivable of $3.0 million. The Company had working capital of $15.4 million and no long-term debt at September 30, 1998.

For the nine months ended September 30, 1998, operating activities used cash of $4.6 million, primarily for increases in inventory and accounts receivable. Net cash used in investing activities during the nine months ended September 30, 1998 was $986,000, reflecting the net increase in investments, assets held for lease and purchases of fixed assets. Net cash provided by financing activities during the nine months ended September 30, 1998 was $5.9 million, consisting of borrowings under the Credit Facility, proceeds from the initial public offering, net of offering transaction costs, partially offset by debt repayments, and distributions in connection with the termination of the Company's S-Corporation status.

The Company's Credit Facility was initially established with NationsBank in June 1995. On July 13, 1998, the Company entered into an agreement with NationsBank for an expanded $30 million credit facility. Under the terms of the agreement, $10 million replaced the Company's existing working capital line which was due to mature September 30, 1998. The line of credit bears an annual interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50%. The remaining $20 million of the facility will be used to fund the Company's acquisition line, at the same annual interest rate, plus an unused commitment fee of between 10.0 and 20.0 basis points. The $30 million credit facility matures June 30, 2000 and is collateralized by the Company's accounts receivable and inventory. On October 30, 1998, there was $1 million outstanding under the facility.

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

(c)      Not applicable

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

         The offering of 2,000,000 shares closed on June 2, 1998 and approximately 80% of the over-allotment of 250,000 shares closed on July 14, 1998. The Company received aggregated gross proceeds of $13,500,000. Expenses incurred by the Company in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions were $945,000, and other expenses paid to or for underwriters were $270,000 and other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees and transfer agent fees and costs, appraisal fees, insurance costs, presentation and travel expense) were $655,000, for total expenses of $1,870,000. Of the expenses paid, legal fees of $182,000 were paid to a law firm in which a director is a partner. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. From the effective date of the Registration Statement through September 30, 1998 the net offering proceeds have been used by the Company as follows: $2.8 million to repay stockholder advances and distributions in connection with the termination of the Company's S-Corporation status, an additional $3 million was used to repay a portion of outstanding indebtedness, and $5.8 million was used for additional inventory purchases. The aforementioned distributions of $2.8 million were paid to one director whose ownership exceeds more than ten percent of the outstanding securities and to another shareholder whose ownership also exceeds more than ten percent of the outstanding securities. The Company will also distribute approximately $150,000 for additional tax payments in connection with the termination of the Company's S-Corporation status. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. Furthermore, the use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                           PART II - OTHER INFORMATION


Item 3 - Defaults Upon Senior Securities

         No defaults occurred during the period covered in this report.

Item 4 - Submission of Matters to a Vote of Security Holders

         None


Item 5 - Other information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  Exhibit 10.4 - NationsBank Credit Facility Agreement

                  Exhibit 11 - Computation of Net Income Per Common Share

                  Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

                  Report on Form 8-K describing the acquisition of Global
                           Turbine Services, Inc. And Turbine Inspections, Incorporated was filed with the Securities and Exchange Commission on October 14, 1998.

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





                                    American Aircarriers Support, Incorporated
                                    (Registrant)






Date:     November 4, 1998

                                    By: /s/ Elaine T. Rudisill
                                        --------------------------------------
                                        Elaine T. Rudisill
                                        (Principal Financial
                                            and Accounting Officer)