Form 10QSB/A
period 1998-09-30
AMERICAN AIRCARRIERS SUPPORT INC
filed 1999-01-26
CIK 1056286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB\A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended             Commission File No.
               SEPTEMBER 30, 1998                   0-24275
               ------------------             -------------------


                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                         52-2081515
       -------------------------------       -------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


        3516 CENTRE CIRCLE DRIVE
        ------------------------
        FORT MILL, SOUTH CAROLINA                     29715
        -------------------------                  ----------
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

                           Yes  X           No
                              -----           -----

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at October 31, 1998

                                    6,440,104

Item 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Form 10 - Q/A amends the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations to include discussion of the Year 2000 Compliance issue.

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
                                                              ===========       ==========

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                            STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                 ------------------------------        -------------------------------
                                                    1998               1997                1998               1997
                                                 -----------        -----------        ------------        -----------
                                                          (UNAUDITED)                             (UNAUDITED)

Net sales                                        $ 7,345,189        $ 3,823,739        $ 15,440,548        $ 9,703,772
Cost of sales                                      4,366,286          2,294,245           8,718,001          5,822,266
                                                 -----------        -----------        ------------        -----------
          GROSS PROFIT                             2,978,903          1,529,494           6,722,547          3,881,506

Operating expenses:
      Selling and marketing                          447,351            182,884             991,363            460,954
      General and administrative                     260,140            112,544             732,142            392,058
                                                 -----------        -----------        ------------        -----------
      Total operating expenses                       707,491            295,428           1,723,505            853,012
                                                 -----------        -----------        ------------        -----------

          INCOME FROM OPERATIONS                   2,271,412          1,234,066           4,999,042          3,028,494

Other income (expense):
      Interest income                                 47,327             12,300              74,640             41,544
      Interest expense                               (26,589)           (32,485)           (185,159)           (76,830)
                                                 -----------        -----------        ------------        -----------
      Total other income (expense)                    20,738            (20,185)           (110,519)           (35,286)
                                                 -----------        -----------        ------------        -----------
      INCOME BEFORE INCOME TAXES                   2,292,150          1,213,881           4,888,523          2,993,208

Income tax expense                                   916,860                 --           1,182,554                 --
                                                 -----------        -----------        ------------        -----------

      NET INCOME                                 $ 1,375,290        $ 1,213,881        $  3,705,969        $ 2,993,208
                                                 ===========        ===========        ============        ===========

Pro forma data (Unaudited):
      Net income as reported                     $ 2,292,150        $ 1,213,881        $  4,888,523        $ 2,993,208
      Pro forma income tax expense                   916,860            485,552           1,955,409          1,197,283
                                                 -----------        -----------        ------------        -----------
      Pro forma net income                       $ 1,375,290        $   728,329        $  2,933,114        $ 1,795,925
                                                 ===========        ===========        ============        ===========

      Pro forma basic earnings per share         $      0.22        $      0.18        $       0.58        $      0.44
                                                 ===========        ===========        ============        ===========

      Pro forma diluted earnings per share       $      0.22        $      0.18        $       0.58        $      0.44
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
                                                 ===========        ===========        ============        ===========

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common Stock                                                   Total
                                           ------------            Additional         Retained        Stockholders'
                                     Shares             Dollars      Paid-in          Earnings            Equity
                                     ------             -------    ----------         --------        -------------

BALANCE, JANUARY 31, 1997           4,100,000             4,100            --          2,791,753         2,795,853

Net income year ended
    December 31, 1997                                                                  4,073,355         4,073,355
Stockholder distributions                                                             (2,000,000)       (2,000,000)
                                    ---------            ------    -----------       -----------       -----------

BALANCE, DECEMBER 31, 1997          4,100,000             4,100            --          4,865,108         4,869,208

Net income, three months ended
    March 31, 1998 (Unaudited)                                                         1,114,761         1,114,761
Net income, two months ended
    May 28, 1998 (Unaudited)                                                             817,379           817,379
Existing stockholder distributions                                                    (3,101,361)       (3,101,361)
Recapitalization from S-corp to
    C-corp and establishment of
    deferred tax asset                                              3,735,887         (3,695,887)           40,000
Issuance of common stock and
    warrants in conjuction with
    intitial public offering, net
    of transaction cost             2,000,000             2,000    10,267,123                 --        10,269,123
Net income, one month ended
    June 30, 1998 (Unaudited)                                                            398,540           398,540
                                    ---------            ------   -----------        -----------       -----------

BALANCE, JUNE 30, 1998
    (UNAUDITED)                     6,100,000            $6,100   $14,003,010        $   398,540       $14,407,650
                                    =========            ======   ===========        ===========       ===========

Issuance of common stock in
    conjuction with the exercise
    of the over-allotment, net
    of transaction cost               250,000               250     1,360,725                 --         1,360,975
Net income, one month ended
    September 30, 1998
      (Unaudited)                                                                     1,375,290         1,375,290
                                    ---------            ------   -----------        -----------       -----------
BALANCE, SEPTEMBER 30, 1998
      (UNAUDITED)                   6,350,000            $6,350   $15,363,735        $ 1,773,830       $17,143,915
                                    =========            ======   ===========        ===========       ===========

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


Computation of pro forma basic earnings per common share:

                                       Three months        Three months         Nine months         Nine months
                                          Ended               Ended               Ended               Ended
                                       September 30,       September 30,       September 30,       September 30,
                                           1998                1997                1998                1997
                                       ------------        -------------       -------------       -------------

Net income as reported                  $1,375,290          $  728,329          $2,933,114          $1,795,925
                                        ==========          ==========          ==========          ==========
Pro forma weighted average
     shares outstanding:                 6,311,957           4,100,000           5,087,179           4,100,000
                                        ==========          ==========          ==========          ==========
Pro forma basic earning per share       $     0.22          $     0.18          $     0.58          $     0.44
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

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 3.  PRO FORMA FINANCIAL INFORMATION (CONTINUED)

Pro forma earnings per share (continued)

Computation of pro forma diluted earnings per common share:

                                                 Three months     Three months      Nine months       Nine months
                                                     Ended            Ended            Ended             Ended
                                                 September 30,    September 30,    September 30,     September 30,
                                                     1998             1997             1998              1997
                                                 -------------    -------------    -------------     -------------

                                                 $   1,375,290    $     728,329    $   2,933,114     $   1,795,925
Net income as reported                           =============    =============    =============     =============
Pro forma weighted average
     shares outstanding:                             6,311,957        4,100,000        5,087,179         4,100,000
Pro forma common stock options
      at average market price are
     anti-dilutive and therefore are
      not included                                          --               --               --                --
Pro forma weighted average
     dilutive shares outstanding                     6,311,957        4,100,000        5,087,179         4,100,000
                                                 =============    =============    =============     =============
Pro forma earning per share                      $        0.22    $        0.18    $        0.58     $        0.44
                                                 =============    =============    =============     =============



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

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


YEAR 2000 COMPLIANCE

The Company is cognizant of the issues associated with the programming code in existing computer systems and devices that utilize microchip processors as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00." The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

In the ordinary course of business, the Company has replaced or is in the process of replacing its non- compliant hardware and software with systems that are Year 2000 ready. The Company has confirmed with the licensors of financial information and operational applications that have been licensed from outside vendors that those products are Year 2000 ready.

The information system used by the Company in tracking and processing inventory currently is non- compliant. The Company has contracted for the development of a proprietary system to replace the existing system. Testing and implementation of the system is expected to be completed in the third quarter of 1999. Should management assess that the new system will not be implemented prior to the end of 1999, the Company can purchase and install upgrades of the existing system that are or will be Year 2000 ready at a cost approximating $50,000.

Year 2000 issues may also affect the computer systems of the customers, vendors and financial institutions with which the Company does business. The Company has made inquiry of its significant customers, vendors and financial institutions and had been advised that these customers expect to be Year 2000 ready in sufficient time to allow for testing and system implementation before December 31, 1999.

The Company believes is will be fully Year 2000 ready by September 30, 1999. The Company believes that amounts currently budgeted for hardware and software upgrades will be sufficient to address expenses associated with any Year 2000 issues. The Company expects to expend approximately $300,000 during 1999 in connection with information systems acquisition and development in addition to approximately $230,000 expended during 1998. As many of these expenditures are for information and operational systems enhancements, the Company expects a significant portion of these expenditures to be capitalized and amortized. The Company does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance. Failure of the Company to achieve full Year 2000 compliance prior to December 31, 1999 could have a material adverse impact on the Company's results of operations.

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

         The offering of 2,000,000 shares closed on June 2, 1998 and approximately 80% of the over-allotment of 250,000 shares closed on July 14, 1998. The Company received aggregated gross proceeds of $13,500,000. Expenses incurred by the Company in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions were $945,000, and other expenses paid to or for underwriters were $270,000 and other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees and transfer agent fees and costs, appraisal fees, insurance costs, presentation and travel expense) were $655,000, for total expenses of $1,870,000. Of the expenses paid, legal fees of $182,000 were paid to a law firm in which a director is a partner. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. From the effective date of the Registration Statement through September 30, 1998 the net offering proceeds have been used by the Company as follows: $2.8 million to repay stockholder advances and distributions in connection with the termination of the Company's S-Corporation status, an additional $3 million was used to repay a portion of outstanding indebtedness, and $5.8 million was used for additional inventory purchases. The aforementioned distributions of $2.8 million were paid to one director whose ownership exceeds more than ten percent of the outstanding securities and to another shareholder whose ownership also exceeds more than ten percent of the outstanding securites. The Company will also distribute approximately $150,000 for additional tax payments in connection with the termination of the Company's S-Corporation status. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. Furthermore, the use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement.

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                           PART II - OTHER INFORMATION


Item 3 - Defaults Upon Senior Securities

         No defaults occurred during the period covered in this report.

Item 4 - Submission of Matters to a Vote of Security Holders

         None


Item 5 - Other information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                 *Exhibit 10.4 - NationsBank Credit Facility Agreement

                  Exhibit 11 - Computation of Net Income Per Common Share

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K

                  Report on Form 8-K describing the acquisition of Global
                           Turbine Services, Inc. And Turbine Inspections, Incorporated was filed with the Securities and Exchange Commission on October 14, 1998.


*Included with form 10-QSB for the period ended September 30, 1998 previously filed.

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





                                   American Aircarriers Support, Incorporated
                                   (Registrant)






Date:  January 26, 1998

                                   By: /s/ Elaine T. Rudisill
                                      ------------------------------------------
                                      Elaine T. Rudisill
                                      (Principal Financial
                                           and Accounting Officer)