Form 10KSB
period 1998-12-31
AMERICAN AIRCARRIERS SUPPORT INC
filed 1999-03-16
CIK 1056286

                                  FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                        Commission file number: 0-24275

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                         52-2081515
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

    587 GREENWAY INDUSTRIAL DRIVE
        LAKEMONT BUSINESS PARK

      FORT MILL, SOUTH CAROLINA                                  29715
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (803) 548-2160

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

      Securities registered pursuant to section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 10, 1999, the aggregate market value of the 2,250,000 shares of common stock (the registrant's only common equity) held by non-affiliates was $21,656,250 based on the closing sale price of the common stock on the Nasdaq National Market(R) on such date.

There were 7,190,104 shares of the registrant's common stock outstanding at the close of business on March 10, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this annual report is incorporated by reference to the registrant's proxy statement if filed with the SEC by April 30, 1999. If the proxy statement is not filed by that date, the information required by Part III of this annual report will be filed with the SEC as an amendment to this annual report by April 30, 1999. Certain exhibits listed in
Part IV of this annual report are incorporated by reference from prior filings made by the registrant with the SEC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

American Aircarriers Support, Incorporated ("AAS") is an international supplier of aviation services, which include sales of aircraft components and spare parts, maintenance, overhaul and repair of those products, and engine management services. Its customers include major commercial passenger and cargo airlines, other maintenance and repair facilities and other redistributors located throughout the world. Until the fourth quarter of 1998, substantially all of the revenues of AAS were derived from the sale of the following products:

     o complete Pratt & Whitney JT8D series engines and, to a lesser extent, General Electric CFM56 engines;
     o engine components and spare parts primarily for these two types of engines; and
     o airframe components and spare parts primarily for Boeing, McDonnell-Douglas and Airbus aircraft.

In the last quarter of 1998, AAS began to implement an acquisition strategy aimed primarily at expanding its aviation capabilities with related products, such as engine management services, maintenance, overhaul and repair services and manufacturing capabilities, and becoming a full service "one stop" supplier of products and services for customers. Between October 1, 1998 and November 19, 1998, AAS used three newly formed subsidiaries to acquire substantially all of the assets, and/or the inventory, of:

     o Global Turbine Services, Inc ("GTI") and its affiliate Turbine Inspections, Incorporated ("TII"), an engine management service;
     o Condor Flight Spares, Inc. ("Condor"), a redistributor of landing gear parts and now a FAA certified landing gear maintenance, overhaul and repair facility;
     o American Jet Engine Services, Inc. ("Amjet"), a FAA certified maintenance, overhaul and repair facility specializing in jet engines; and
     o Global Air Spares, Inc. ("GASI") and Atlantic Airmotive Corporation ("AAC"), both Amjet affiliates engaged in jet engine and engine parts redistribution.

As a result of these transactions, AAS has expanded its service base and offers the following additional aviation services:

     o FAA-certified engine maintenance and repair;
     o FAA-certified landing gear maintenance and repair; and
     o Engine management services.

Operations of Amjet, Condor, GTI, TII, GASI and AAC (collectively referred to as the "acquired companies" in this report) have continued or expanded in the locations in which they were previously operating. Amjet, GASI and AAC now operate as AAS-Amjet, Inc. ("AAS-Amjet"); Condor now operates as AAS Landing Gear Services, Inc. ("AAS Landing Gear"); and GTI and TII operate as AAS Engine Services, Inc. ("AAS Engine Services"). Unless the context otherwise required, the term "AAS" in this report includes AAS and the acquired companies. The principal executive office of AAS was recently relocated to 587 Greenway Industrial Drive, Lakemont Business Park, Fort Mill, South Carolina 29715. The phone number of the executive office is (803) 548-2160.

INDUSTRY OVERVIEW AND BUSINESS STRATEGY

Management of AAS believes that the annual worldwide market for aircraft components and spare parts is approximately $11 billion, approximately $1.3 billion of which represents sales of aircraft components and spare parts in the redistribution market. Management also believes that the annual worldwide market for aircraft maintenance, overhaul and repair is approximately $27 billion. According to the 1998 BOEING REPORT, global air travel is projected to increase approximately 63% by the year 2007, and the number of passenger and cargo aircraft in service will increase approximately 44% to 17,700 from 12,300 in that same time period. Management expects the aviation sales and service provider market to continue to grow due to the number of aircraft which will be required to service the projected growth in the passenger and cargo airline industry. To meet the demand for aircraft, management believes operators will keep their older aircraft in operation for a longer period of time. The 1998 BOEING REPORT estimated that two-thirds of the 12,300 aircraft, or approximately 8,200 aircraft, in use in 1997 will still be in service twenty years later in 2017. The primary market for redistribution sales and maintenance, overhaul and repair services is older aircraft. Accordingly, as an increased number of older commercial aircraft are kept in service, the demand for components and spare parts and maintenance, overhaul and repair services to keep these aircraft in service also increases.

Management also expects that cost considerations will continue to cause aircraft operators and maintenance, overhaul and repair facilities to purchase components and spare parts from redistributors rather than from new parts manufacturers. Cost considerations will also cause airlines to continue the trends of outsourcing inventory management functions and leasing rather than purchasing to reduce capital requirements, reducing the number of approved suppliers, increasing the utilization of third-party service providers and relying on just in time inventory management. Finally, management believes that airlines prefer to use approved full service suppliers which are capable of providing improved documentation and traceability, larger inventories, higher standards of quality control and, most importantly, are capable of providing "one stop shopping" for the supply of spare parts and aircraft components and the maintenance, overhaul and repair of those parts and components. The strategy of AAS is to enhance its position as a leading redistributor of engine and airframe components and spare parts, to expand its maintenance, overhaul and repair capabilities, and to integrate other aviation services in order to provide "one stop shopping" to its customers as the aircraft industry continues its growth.

OPERATIONS

Until the fourth quarter of 1998, the principal source of revenue for AAS has been the sale of engines, engine components and spare parts and airframe components and spare parts in the redistribution market. It generates these revenues primarily from purchasing engines, engine components and spare parts and airframe components and spare parts, having necessary repairs made by licensed repair facilities, then selling those items from its inventory. It also generates revenues from consignment sales and exchange transactions. Under a typical consignment arrangement, AAS does not acquire title to the components and spare parts, but rather remits to the title owner of the components and spare parts being sold a percentage of the profits from the sale. An exchange transaction generally involves a high value/high turnover rotable component or spare part which an operator frequently replaces when performing aircraft maintenance. In an exchange transaction, AAS delivers a component or spare part in exchange for a "core" unit, which is the same part as the part delivered by AAS, but in need of overhaul. The customer pays an exchange fee upon delivery. Upon receipt of the "core" unit from the customer, AAS has the core overhauled, bills the customer for the overhaul charges and retains the overhauled "core" unit in its inventory for re-sale. If the "core" unit cannot be repaired, it is returned to the customer and the exchange transaction is converted to an outright sale of the component or spare part that was previously delivered, at a sales price agreed upon at the time the exchange transaction was negotiated.

AAS has from time to time since its inception also generated revenues from leasing engines and select airframe components and spare parts to aircraft operators. Both large and small aircraft operators seeking to lower working capital requirements, capital expenditures and overhead expenses are increasingly leasing complete engines rather than maintain spare engine pools. Under an operating lease, the lessor retains title to the property. Accordingly, AAS has the ability to re-lease, sell or disassemble the aircraft or engines for components and spare parts at the expiration of the lease term.

Management believes that there is an increasing demand by customers for not only engine operating leases, but for rotable inventory aircraft operating leases. Management also believes that product sales will be enhanced by expanding leasing services, because AAS will have the opportunity to sell components and spare parts both for the leased aircraft or engines as well as other aircraft or engines in the lessee's fleet when needed. Accordingly, AAS intends to expand the leasing business.

AAS has been rapidly expanding its core business by broadening and increasing its inventory by acquiring engines, components and spare parts for a variety of wide-body aircraft. The results of operations to date have depended substantially upon engine sales and sales of airframe components and spare parts in the redistribution market for Boeing 737 aircraft and engine components and spare parts for the Pratt & Whitney JT8 engine series. AAS intends to expand its CFM56 complete engine and engine components and spare parts inventory, offer an expanded range of avionics and instrumentation products, and expand its product lines by adding engines such as the JT9D, CF6 and PW4000 engines used in Boeing 747 and 767 aircraft, the McDonnell-Douglas DC-10 and the Airbus A300, and the engine components and spare parts and airframe components and spare parts for those same wide-body aircraft.

Management of AAS also determined that another means to increase revenues and operating income was to integrate new services and products with its redistribution capabilities and to become a full service aviation supplier. Accordingly, in the last quarter of 1998, AAS began the integration by adding the acquired companies to its operations. AAS now offers engine and landing gear maintenance, overhaul and repair and engine management services.

PRODUCTS

COMPLETE ENGINES, ENGINE COMPONENTS AND SPARE PARTS. AAS has concentrated on the Pratt & Whitney JT8 series engines and, to a lesser extent, General Electric CFM56 engines and their related components and spare parts.. Industry sources estimate that the JT8D engine powers approximately 40% of commercial aircraft worldwide, including Boeing 737-100 and -200 aircraft, 727 aircraft and McDonnell-Douglas DC-9 aircraft. The CFM56 is used to power aircraft including Boeing 737-300, -400 and -500 aircraft, McDonnell-Douglas DC-8 and a variety of Airbus aircraft. It is the second most popular engine worldwide based on the number of aircraft powered by this engine type. Production of the JT8D ceased in 1987, but operators of existing narrow-body aircraft continue to maintain their JT8D engines because there is no cost-effective replacement for those engines.

AAS generally purchases most of its engines in non-serviceable condition, commissions necessary repairs to a third party licensed repair facility (or to AAS-Amjet, its own newly acquired FAA licensed repair facility), and then resells or leases the completely overhauled engines. Where possible, AAS uses engine components and spare parts from its own inventory in order to minimize out-of-pocket repair cost and maximize inventory turnover.

AIRFRAME COMPONENTS AND SPARE PARTS. Inventory of airframe components and spare parts including avionics, hydraulics, landing gear and flight surfaces consists primarily of rotables for Boeing, McDonnell-Douglas and Airbus aircraft. A rotable is a part which is removed either periodically as dictated by the FAA, an original equipment manufacturer or an operator's maintenance procedures, or, on an as-needed basis. After removal a rotable is typically repaired or overhauled and either re-used an indefinite number of times or used for a designated number of allowable flight hours and/or cycles. Airframe components and spare parts are generally obtained from disassembly of aircraft and purchase of bulk inventory. After purchase, and disassembly if required, the components and spare parts are sent to AAS where evaluations are undertaken and repairs are commissioned as required.

SERVICES

Each of the acquisition transactions in the last quarter of 1998 enabled AAS to expand the products and services which it offered to its customers. The services now offered include engine maintenance, overhaul and repair, landing gear maintenance, overhaul and repair, and engine management services.

ENGINE MAINTENANCE, OVERHAUL AND REPAIR. AAS-Amjet is a FAA licensed 145 repair facility which specializes in the maintenance, overhaul and repair of JT8D engines. AAS-Amjet overhauls engines for airlines and other end user customers as well as on behalf of the Company as a whole.

LANDING GEAR MAINTENANCE, OVERHAUL AND REPAIR. Prior to the acquisition of its assets by AAS, Condor was a redistributor of complete landing gear, as well as landing gear components and spare parts. Subsequent to the acquisition, it obtained FAA certification to repair and maintain landing gear. The FAA certification allows AAS Landing Gear it to overhaul wide-body and narrow body landing gear, making it one of only a very few non-airline overhaul facilities in the United States. AAS is currently utilizing the services of AAS Landing Gear for all maintenance, overhaul and repair work on its owned landing gear. Like AAS-Amjet, AAS Landing Gear performs maintenance, overhaul and repair services for entities other than AAS.

ENGINE MANAGEMENT SERVICES. AAS Engine Services provides total engine management services, including borescoping, trend monitoring, engine condition analysis and valuation, overhaul management and troubleshooting. Engine borescoping is a diagnostic procedure in which a video camera is inserted into engine sections to analyze the condition of an engine without disassembly. These services are provided to AAS when it has the opportunity to obtain an engine and to owners of engines who want someone to analyze and evaluate their engines, arrange for required overhaul or maintenance services and monitor the provision of those services.

INVENTORY ACQUISITION

AAS obtains most of its component and spare part inventory by purchasing individual components and spare parts from airlines, manufacturers, repair facilities or other redistributors; excess inventory from aircraft operators ("bulk inventory purchases"); or aircraft and engines for disassembly.

BULK INVENTORY PURCHASES. AAS makes bulk inventory purchases by bidding on the inventory of companies that are eliminating certain portions of their component and spare part inventory. Generally those companies are selling their inventory because they retired an aircraft type from their fleet, or they instituted an inventory reduction program to reduce costs, or they are downsizing operations or they are dissolving their businesses. Bulk inventory purchases generally allow AAS to obtain large inventories of aircraft components and spare parts at a lower cost than can ordinarily be obtained by purchasing aircraft components and spare parts on an individual basis. When AAS acquired substantially all of the assets of the acquired companies, the purchases included approximately $5.5 million of engines, engine components and spare parts, airframe components and spare parts and landing gear components and spare parts. These purchases could also be deemed bulk inventory purchases.

DISASSEMBLY PURCHASES. The availability of aircraft for disassembly varies based on a number of factors, including demand for older aircraft, the rate at which aircraft operators retire older aircraft from their fleet, availability of new aircraft and decisions by cargo carriers to standardize fleets of cargo aircraft that may formerly have served as passenger aircraft. Sellers are usually motivated to dispose of their aircraft at prices that justify disassembly for a variety of reasons, including the seller's need for immediate liquidity or inability to economically operate the aircraft or to lease the aircraft to a third party. Additionally, such aircraft may require extensive maintenance or overhaul or may require government-mandated improvements which are uneconomical for the seller to perform.

AAS acquires aircraft for disassembly if management believes that it can recover the total purchase price within three to twenty-four months through the sale of a portion of the components and spare parts and can sell the remaining components and spare parts over the subsequent five years. AAS catalogues all of the hundreds of components and spare parts on an aircraft which is to be disassembled by using either its own computerized data base information or by information provided by the seller or, if none is available, by creating its own data base. AAS enters the list of components and spare parts and all the relevant information regarding the components and spare parts, including each part's repair history, into its computer data base. Entry of this data into the computer data base as soon as the aircraft is purchased enables sales personnel to begin marketing efforts as soon as the purchase is completed.

In 1998, AAS acquired and disassembled an Airbus A310 airframe and two Boeing 737-200 aircraft. The aggregate acquisition costs of these three was approximately $3.2 million, which was funded from a draw under a credit facility with NationsBank, N.A. (the "Credit Facility"). AAS retained a third party contractor to disassemble these aircraft where they were purchased. During the third quarter of 1998, the third party contractor began to ship the hundreds of components and spare parts derived by the disassembly to AAS for cleaning, inspection and evaluation. At the end of the third quarter, all of the four engines and a significant number of components and spare parts from the two Boeing 737-200 aircraft had been sold and AAS had recovered approximately 78% of the purchase price. At December 31, 1998, AAS had not completed the Airbus A310 disassembly project.

SALES AND MARKETING

AAS has developed a sales and marketing program for its redistribution activities which includes well-trained and knowledgeable in-house sales personnel and commissioned independent sales agents, customer service specialists, computerized inventory management, listing of aircraft components and spare parts in two electronic industry data base catalogues and a home page on the Internet.

In addition to directly marketing its inventory, AAS utilizes the services of independent sales agents who primarily specialize in international sales. Each sales agent has extensive experience with the requirements of aircraft operators and other customers. Sales agents are paid on a commission basis and are retained under agency agreements terminable at will by either party. In addition to performing sales activities, these sales agents assist in identifying opportunities to purchase aircraft, engines and bulk components and spare parts inventories. AAS is focusing on increasing the number of sales agents in the international market, not only to increase sales, but to help identify opportunities to purchase aircraft and spare parts on a worldwide basis.

As a means of generating exposure to existing and potential customers, AAS lists its inventory in the Inventory Locator Service ("ILS") and the Air Transport Association's Airline Inventory Redistribution System ("AIRS") computerized data bases. Buyers of aircraft components and spare parts can access the ILS or AIRS, as well as other spare parts data bases, to determine the companies which have the desired inventory available. Neither the ILS nor AIRS lists price information relating to a particular component or spare part. AAS also advertises in select industry catalogues and management attends a number of industry conferences and trade shows in order to acquaint potential customers with the redistribution capabilities of AAS.

Both manufacturers' prices for new parts and market forces establish the price for aircraft components and spare parts in the redistribution market. No pricing service or price catalogue exists for those components and spare parts. Rather, prices are determined by referencing new parts catalogues with consideration given to existing supply and demand conditions. Often, aircraft operators will opt for quality components and spare parts from redistributors even when new components and spare parts are still in production. Aircraft components and spare parts sold in the redistribution market must meet the same FAA quality standards as new components and parts, but they cost less, and are often more readily available, than new components and parts. Prices for engines generally depend on the level of thrust, the availability of the engine type at the time of repair, the availability of alternative engine types that can be used in a customer's application and whether an aircraft is "on the ground" awaiting installation of an engine or a spare part.

AAS also markets its engine and landing gear maintenance, overhaul and repair services and its engine management services to customers purchasing aircraft components and spare parts, and markets its aircraft components and spare parts to customers of the engine and landing gear maintenance, overhaul and repair services and engine management services.

AAS also maintains a website on the Internet which can be located at HTTP://WWW.A-A-S.COM. The website is designed to create a new channel of sales and marketing. The web site contains information concerning products and services available through AAS and the acquired companies. It will eventually accommodate e-commerce sales transactions and allow customers to submit orders directly to AAS entirely over the Internet.

CUSTOMERS

Domestic sales accounted for approximately 77% of total revenues of AAS in 1998 and foreign sales accounted for the remaining approximately 23% of such revenues. Customers of AAS include over 500 domestic and international commercial passenger and cargo airlines, maintenance and repair facilities and other redistributors. In 1998, no customer accounted for in excess of 10% of net sales, although one customer accounted for 5% of net sales. In a given period, a substantial portion of the net sales of AAS may be attributable to a small number of customers due to the substantial cost of engines. However, in 1998, the customer who accounted for 5% of net sales did not purchase an engine.

QUALITY ASSURANCE

Aircraft operators require a readily available and identifiable source of components and spare parts meeting regulatory and manufacturing requirements. Accordingly, AAS maintains stringent quality control standards and procedures and has implemented a total quality assurance program. In September 1996, the FAA issued an advisory circular (FAA Advisory Circular 00-56) to support the implementation of a voluntary accreditation program for civil aircraft parts suppliers. This accreditation program established quality standards applicable to suppliers such as AAS, and designated FAA recognized quality assurance organizations to perform quality assurance audits for accreditation of these suppliers. AAS is a member of Airline Suppliers Association ("ASA") and that organization was the FAA recognized quality assurance organization which performed the initial quality assurance audit for accreditation of AAS. In October 1998, ASA found that AAS meets requirements of ASA's Quality System Standard "ASA-100" and the FAA Advisory Circular 00-56 and was accredited. AAS will be subject to quality assurance audits on an on-going basis in order to maintain its accreditation. Although accreditation is voluntary and not required in order to conduct operations, management believes that accreditation is invaluable as a sales tool. Components and spare parts procured from an accredited supplier convey assurance to the purchaser that the quality is as stated and the appropriate documentation is on file at the supplier's place of business. Accreditation also provides assurance that the supplier has implemented an appropriate quality assurance system and has demonstrated the ability to maintain such system.

An important factor in the aircraft components and spare parts redistribution market relates to the documentation and traceability of aircraft components and spare parts. AAS requires all of its suppliers to provide adequate documentation as dictated by customers.

WARRANTIES

AAS provides no warranties with the aircraft components and spare parts it sells unless the part was repaired by AAS-Amjet or AAS Landing Gear. It provides a pass-through to its customers of any warranty rights it receives from third party maintenance and repair facilities. Engine repairs are customarily warranted by maintenance and repair facilities, including AAS-Amjet, for a period of six months or 1,000 flying hours. Landing gear repairs are generally warranted for THE EARLIER OF TEN YEARS OR THE NEXT OVERHAUL. Only labor and workmanship are warranted on repairs; parts are warrantied by the manufacturer. AAS generally accepts returns of aircraft components and spare parts by its customers within a period of 45 days from the date of sale.

REGULATION

The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. These regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of aircraft. The regulations dictate the monitoring, inspection, maintenance and repair procedures and schedules for the various types of aircraft, engines and aircraft components and spare parts and require such procedures be performed only by licensed repair facilities utilizing licensed technicians. Demonstration of compliance with applicable FAA and manufacturing standards is required prior to installation of a component or spare part on an aircraft. Accordingly, AAS only utilizes licensed repair facilities (including AAS Landing Gear and AAS-Amjet) to repair and certify the products it sells and maintains the quality assurance program described above to provide customers with required compliance documentation.

Regulations promulgated by the FAA governing noise emission standards for older aircraft and the FAA's Aging Aircraft Program Plan (the "Aging Aircraft Program") have a material impact on the market for products of AAS. All stage 2 aircraft must install hush-kits to meet the FAA noise emission standards or be phased out of operation in the United States by December 31, 1999 and in the European Union by April 1, 2002. The Aging Aircraft Program requires aircraft operators to perform structural modifications and inspections to address airframe fatigue and to implement corrosion prevention and control programs, which increase the operating and maintenance costs of older aircraft. Furthermore, the Environmental Protection Agency and the various agencies of the European Union have sought the adoption of stricter standards limiting the emission of nitrous oxide from aircraft engines. Management of AAS believes that certain aircraft operators will continue to utilize older aircraft because the cost of acquiring new replacement aircraft is substantially greater than the cost to update an older aircraft to comply with noise emission standards and the Aging Aircraft Program.

While the redistribution business is not regulated by the FAA, the products AAS sells to its customers must be accompanied by documentation which enables the customers to comply with the regulatory requirements applicable to those customers. AAS-Amjet and AAS Landing Gear, the newly acquired repair operations, must be certified by the FAA and, in some cases, by original equipment manufacturers, in order to perform maintenance, overhaul and repair services. Management believes that these operations are in material compliance with applicable regulations. Certified repair operations are periodically inspected and must comply with all regulations to maintain certification. Personnel at repair facilities must also be certified to perform the services they provide.

PRODUCT LIABILITY

A catastrophic accident or incident occurs periodically in the commercial aviation industry. If the incident occurs due to failure of any part of the aircraft, product liability claims could be asserted against the seller, manufacturer, repairer or lessor of the part. No lawsuit has ever been filed against AAS based upon a product liability theory and AAS maintains product liability insurance in the amount of $100 million. Management believes this amount is adequate, however, claims could arise in excess of that amount. Moreover, AAS may be unable to obtain product liability insurance coverage in the future or it may be only available at an unacceptable cost. The financial condition of AAS could be adversely affected if it had to pay, or even defend, a catastrophic product liability claim not fully covered by insurance.

COMPETITION

The aircraft components and spare parts redistribution market is highly competitive and fragmented. AAS competes against a limited number of well-capitalized companies offering a broad range of products and services and numerous small competitors serving distinct market niches. The principal companies with which AAS currently competes are AAR Corp., The AGES Group, Aviation Sales Company, AVTEAM, Inc., Banner Aerospace, Kellstrom Industries and The Memphis Group, all of which are significantly larger and have greater market share and financial resources than AAS. Customers in need of aircraft parts also have access, through computer-generated inventory catalogues, to a broad array of suppliers, including aircraft manufacturers, OEMs of components and spare parts, airlines and aircraft services companies, which may have the effect of increasing competition for, and lowering prices on, parts sales. Management believes that depth of inventories, the ability to provide a broad array of both products and required services, timeliness, quality and traceability of products, service and price are the key competitive factors in the industry. If AAS is unsuccessful in maintaining its competitive position, it may lose market share and its financial results may be materially adversely affected.

EMPLOYEES

At December 31, 1999, AAS had 132 full-time employees and one part-time employee. Of these, 10 are principally engaged in management, 9 are engaged in sales and marketing, 37 are certified repair technicians or certified mechanics, 4 are engineers and the remainder are engaged as repair technicians, or in operations, accounting and administration. None of its employees are subject to collective bargaining agreements. Management believes employee relations are excellent.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

This Report on Form 10-KSB may contain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions, variations of these words or the negative of those words are intended to identify forward-looking statements within the meaning of Section 27A of the Act and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends including, without limitation, business conditions in the aircraft spare parts industry and the general economy, competitive factors, inventory risks due to concentration on Boeing 737 aircraft and JT8 engines, availability of inventory, expansion of product lines, regulation and dependence on repair facilities and other risks or uncertainties detailed in other SEC filings. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following sets forth certain information with respect to the facilities currently leased by AAS. In addition to the amounts shown for rent, AAS is also obligated to pay its pro rata share of taxes, assessments and maintenance expenses attributable to each of its facilities.

                                             APPROX.       CURRENT
                                             SQUARE        ANNUAL                                  LEASE
          LOCATION                           FOOTAGE       RENTAL            LESSOR             TERMINATION
          --------                           -------       -------           ------             -----------
3516 Centre Circle Drive                     25,000    $   87,000      Brown Enterprises      July 30, 2002
Fort Mill, South Carolina 29715(1)

587 Greenway Industrial Drive               122,000       425,000      Crescent Resources,    December 31, 2003
Lakemont Business Park                                                 Inc.
Fort Mill, South Carolina 29715(2)

4283 Pleasant Road                           15,000        50,000      B&C Enterprises        December, 2002
Fort Mill, South Carolina 29715(3)

6929 NW 46 Street                            40,000       259,800      Condor Properties      November 8, 2008
Miami, Florida  33166(4)                                                of Miami, Inc.

1550 NW 108 Avenue                           12,800        83,250      Condor Properties      December 17, 2008
Miami, Florida 33172(5)                                                 of Miami, Inc.

13945 S.W. 139th Street                      15,000        63,900      Anton K. Khoury        November 15, 1999
Miami, Florida  33186(6)

7980-88 N.W. 56th Street                     12,000        62,622      Hanna K. Khoury        November 15, 1999
Miami, Florida  33166(7)

Hollywood - North Perry Airport              20,000       118,000      Shasta Aviation        December 1, 2001
7501 Pembroke Road                                                     Corp., d/b/a/ as
Pembroke Pines, Florida 33023(8)                                       Crescent Helicopters

-------------------------
(1) Until mid February 1999, 6,000 square feet of this facility was used for corporate headquarters and approximately 19,000 square feet was used for shipping, receiving and inventory storage. Karl F. Brown, an officer and director of AAS, and Herman O. Brown, Jr., one of the principal stockholders of AAS and father of Karl F. Brown, are general partners of Brown Enterprises. Until this facility is subleased, released or sold, AAS will remain liable on this lease.
(2) In mid February 1999, AAS moved its corporate headquarters to this facility. Approximately 16,000 square feet is used for corporate headquarters and the remaining106,000 square feet are used for shipping, receiving and inventory storage.
(3) This facility is a warehouse used by AAS for inventory storage. Herman O. Brown, Jr., one of the principal stockholders of AAS and father of Karl
      F. Brown, is a general partner of B & C Enterprises.
(4) This facility includes approximately 5,000 square feet of office space, approximately 5,000 square feet used for shipping, receiving and inventory storage space and approximately 30,000 square feet used to perform the repair services for AAS Landing Gear. Ned Angene and Martin Washofsky, officers of AAS Landing Gear, are the principal shareholders of Condor Properties of Miami, Inc.
(5) Substantially all of this facility will be used as a plating facility for plating performed by both AAS Landing Gear and AAS-Amjet. Ned Angene and Martin Washofsky, officers of AAS Landing Gear, are the principal shareholders of Condor Properties of Miami, Inc.

(6) Substantially all of this facility is used for the repair services performed by AAS-Amjet. Anton Khoury is an officer of AAS-Amjet and a director of AAS.
(7) Substantially all of this facility is used for the repair services performed by AAS-Amjet. (8) Substantially all of this facility is used for inventory storage by AAS Engine Services.

ITEM 3.   LEGAL PROCEEDINGS

AAS is not a party to any litigation and is not aware of any threatened or pending legal proceeding which would have a material adverse effect on the business, operations or financial condition of AAS.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of AAS is quoted on The Nasdaq Stock Market(R) under the trading symbol AIRS. The following table sets forth the range of high and low closing sale prices, as reported by The Nasdaq Stock Market, from May 28, 1998 (the date on which the common stock commenced trading) through December 31, 1998. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

    FISCAL YEAR 1998                       HIGH                        LOW
    ----------------                    ---------                   ---------
    May 28, 1998 through end of
      Second Quarter                    $  6.25                     $ 6.00
    Third Quarter                          6.25                       4.25
    Fourth Quarter                         9.75                       4.50

On March 10, 1999, the closing sale price of the common stock was $9.625. As of March 10, 1999, the number of record shareholders of the common stock was approximately 35. The number of sets of proxy material for the upcoming Annual Meeting of Shareholders requested by brokers for their beneficial owners indicates that there are approximately 975 beneficial shareholders.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. In connection with the termination of its S Corporation status, AAS distributed to its shareholders a total of $2.4 million. This amount represented approximately 50% of the accumulated taxable income not previously distributed plus an amount equal to the estimated 1998 tax liability of its stockholders through the date of termination of the S Corporation election. Other than that distribution, the Board of Directors has never declared or paid any cash dividends and it does not anticipate paying any cash dividends on its common stock in the foreseeable future.

UNREGISTERED SECURITIES. AAS issued unregistered shares of its common stock as part of the purchase price in each of the transactions with the acquired companies. It issued 625,000 shares of common stock valued at $3,750,000 to Amjet, 90,104 shares of common stock valued at $518,100 to GTI and TII, and 125,000 shares of common stock valued at $750,000 to Condor. All of these issuances were made to acquired companies whose principals had access to information enabling them to evaluate the merits and risks of the investment by virtue of their relationship to AAS, the business of their respective acquired companies and their economic bargaining power. AAS relied on Section 4(2) of the Securities Act of 1933, as amended (the "Act") for the exemption from the registration requirements with respect to such issuances.

For a period of one year, the acquired companies may "piggy-back" the shares acquired pursuant to their respective agreements onto certain types of registration statements which AAS files to register its securities under the Act for a public offering. Each of the acquired companies also was granted the right to a "demand" that AAS file a registration statement under the Act covering their respective shares. The "demand" registration right commences after July 1, 1999 with respect to Amjet and GTI and September 1, 1999 with respect to Condor. The respective demand rights may only be exercised on one occasion. All expenses incurred in connection with the registration of these shares, excluding underwriting discounts or fees, are payable by AAS.

USE OF PROCEEDS OF THE INITIAL PUBLIC OFFERING. AAS registered 2,300,000 shares of common stock for sale to the public on a Form SB-2 Registration Statement (Reg. No. 333-48497) (the "Registration Statement") declared effective on May 28, 1998. AAS also registered 200,000 warrants to purchase shares of common stock and 200,000 shares of common stock underlying such warrants issued to Cruttenden Roth Incorporated, the underwriter of the public offering.

A closing on the initial public offering of 2,000,000 shares of common stock was held June 2, 1998 and a closing on an additional 250,000 over-allotment shares of common stock was held July 14, 1998. AAS received aggregate gross proceeds of $13.5 million from the sale of these 2,250,000 shares at an offering price of $6.00 per share. Expenses incurred by AAS in connection with the issuance and distribution of these shares were $945,000 for underwriting discounts and commissions, $270,000 for expenses paid to or for underwriters, and $641,000 for other expenses (consisting of registration fees, filing fees, legal fees, printing and engraving, consulting fees, accounting fees and transfer agent fees and costs, appraisal fees, insurance costs, presentation and travel expense), for total expenses of $1,856,000. Included in other expenses were legal fees of $182,000 (of which $96,000 was paid to a co-counsel) paid to a law firm in which a director of AAS is a partner. No other expenses were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of AAS or to affiliates of AAS. The resulting net offering proceeds after payment of all expenses was $11,644,000.

The net offering proceeds were used as follows: an aggregate of $3.0 million to repay advances from two stockholders and to make distributions to those two stockholders in connection with the termination of the S- Corporation status of AAS, $3.0 million for repayment of a portion of outstanding indebtedness and $5.6 million to acquire additional inventory. One of the stockholders receiving a portion of the $3.0 million amount is an officer, director and principal shareholder and the other is a principal shareholder. No other expenditures were direct or indirect payments to directors, officers or their associates or to persons owning ten percent or more of any class of equity securities of AAS or to affiliates of AAS. Furthermore, the use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement. Substantially all of the proceeds have been expended and this is the final required report of the use of the proceeds.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS (AND NOTES THERETO) APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-KSB.

OVERVIEW

AAS is an international supplier of aviation services, which include sales of aircraft components and spare parts in the redistribution market, maintenance, overhaul and repair of those products, and engine management services, primarily to other maintenance and repair facilities, major commercial passenger and cargo airlines and other redistributors located throughout the world. Historically, revenues have principally been derived from the redistribution of engine components and spare parts for the Pratt & Whitney JT8 series of engines and, to a lesser extent, the General Electric CFM56, as well as avionics, rotable, repairable and expendable airframe components and spare parts for Boeing, McDonnell-Douglas and Airbus aircraft. AAS fulfills customers' requirements for engine and airframe components and spare parts through purchases of surplus aircraft for disassembly, bulk purchases of aircraft components and spare parts from aircraft operators, purchases of individual components and spare parts from other redistributors, consignments from aircraft operators and others, and exchanges of inventoried aircraft components and spare parts for components and spare parts that require service or overhaul.

In the last quarter of 1998, AAS began to implement an acquisition strategy aimed primarily at integrating its aviation capabilities with related products, such as engine management services, maintenance, overhaul and repair services and manufacturing capabilities, and becoming a full service "one stop" supplier of both products and services for customers. Between October 1, 1998 and November 19, 1998, using three newly formed subsidiaries to acquire substantially all of the assets, including inventory, of the acquired companies. All of the acquisitions have been accounted for under the purchase method of accounting. As a result, revenues in the last quarter of 1998 include revenues from the provision of FAA certified overhaul and maintenance services through AAS-Amjet and AAS Landing Gear and engine management services through AAS Engines, services previously provided by certain of the acquired companies. The material financial terms of each of the asset purchase transactions are set forth below.

GTI AND TII. AAS acquired substantially all of the assets of GTI and TII for a purchase price $1.1 million and assumption of certain accounts payable not to exceed $305,013. The purchase price was comprised of $586,932 cash paid from working capital and issuance of 90,104 shares of common stock valued at $518,100.

CONDOR. AAS acquired substantially all of the operating assets of Condor for a purchase price $1.75 million. The purchase price was comprised of $1.0 million cash paid from working capital and issuance of 125,000 shares of common stock valued at $750,000. Condor received one-half of the cash payment on November 9, 1998 and the other one-half of the cash payment and the shares of common stock on November 30, 1998, the date upon which it received FAA certification to overhaul and maintain landing gear for commercial aircraft.

AMJET. AAS acquired substantially all of the assets of Amjet for a purchase price of $12.25 million and assumption of certain accounts and trade payables, certain warranty claims, employee bonuses, and claims and liability arising from specified investigations. The purchase price was comprised of approximately $8.5 million cash paid from the Credit Facility, the issuance of 625,000 shares of common stock valued at $3.75 million. In addition, AAS acquired the inventories of GASI and AAC for an aggregate purchase price of $2.55 million cash, also paid from the Credit Facility.

AAS was incorporated in the State of South Carolina under the name Aviation Alloys, Inc. in June 1985 and commenced active operations under its current name in 1990. It was recapitalized, reincorporated in the State of Delaware and converted from a S Corporation to a C Corporation immediately prior to its initial public offering in May 1998. The statement of operations data includes a pro forma provision for federal and state income taxes as if AAS were a C Corporation subject to federal and state income taxes for all years presented. See Note 3 to Financial Statements for more information. The statement of operations data also includes pro forma net income, pro forma earnings per share and pro forma weighted average shares outstanding to take into account the public offering in May 1998.

RESULTS OF OPERATIONS

The operating results of AAS are affected by many factors, including the volume and timing of orders from large customers, the timing of expenditures and method of purchasing inventory in anticipation of future sales, and the mix of aircraft engines and components and spare parts contained, at any time, in the Company's inventory or sold during any period. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

The table on the following page sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operations:


                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1998           1997            1996
                                                                     ------------   ------------    ------------

Net sales..........................................................     100.0%          100.0%         100.0%
Cost of sales......................................................      60.9            60.0           65.6
                                                                         ----            ----           ----
Gross profit.......................................................      39.1            40.0           34.4
Selling and marketing..............................................       6.4             5.3            6.6
General and administrative.........................................       6.3             4.3            4.5
                                                                         ----            ----            ---
Operating income...................................................      26.4            30.4           23.3
Interest and other income (expense), net...........................       (.7)             .3             --
                                                                         ----            ----        -------
Net income before taxes............................................      25.7            30.7           23.3
Income taxes.......................................................       9.8(1)         12.3(1)         9.3(1)
                                                                         ----            ----        -------
Net income after taxes.............................................      15.9%(1)        18.4%(1)       14.0%(1)
                                                                         ====            ====        ======


-------------
(1) See Note 3 to the Financial Statements for information on the calculation of this pro forma provision for federal and state income tax.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Net sales (gross sales, net of allowances for returns) for 1998 increased $13.1 million, or 98.3%, to $26.3 million from $13.2 million in 1997. Growth in the sales of engines, engine components and airframe components and spare parts by AAS accounted for approximately 72% of the total $13.1 million increase. Sales associated with the companies acquired during the fourth quarter accounted for approximately 28%. Sales to international customers of engine and airframe components and spare parts increased approximately $2.0 million, to approximately $6.0 million in 1998 as compared to approximately $4.2 million in 1997; however, as a percentage of net sales, international sales of engine and airframe components and spare parts decreased to 23% of net sales in 1998 from 30% of net sales in 1998.

Cost of sales increased $8.1 million, or 101.3%, to $16.0 million in 1998 as compared to $7.9 million in 1997. As a percentage of net sales, the increase was 0.9%. Cost of sales consists primarily of product costs (acquisition costs and costs associated with repairs, overhaul or certification), freight charges and certain labor and overhead expenses. Gross profit increased to $10.3 million in 1998 from $5.3 million in 1997. As a percentage of net sales, gross profit decreased slightly to 39.1% in 1998 from 40.0% in 1997. The increase in cost of sales as a percentage of revenue and the decrease in gross profit as a percentage of revenue was due primarily to the increase in the labor intensive activities associated with repair and overhaul operations, which added significant direct labor and overhead expenses to the cost of sales.

Selling and marketing expenses increased $968,000, or 137.7%, to $1.7 million in 1998 from $703,000 in 1997. This increase is primarily due to outside sales office expense, commissions paid to agents on increased sales volumes in 1998, compensation expenses related to additional sales personnel, sales related travel and advertising costs, and increased sales expenses relating to the acquired companies. As a percentage of net sales, selling and marketing expenses increased to 6.4% in 1998 from 5.3% in 1997.

General and administrative expenses increased $1.1 million, or 195.5%, to $1.7 million in 1998 from $564,000 in 1997. This increase is primarily due to the addition of compensation expense associated with the employment of the principals and employees of the companies acquired during the fourth quarter and the new occupancy charges, such as rent and depreciation, associated with the facilities of the acquired companies. Also included in 1998 expenses are increased occupancy charges associated with the addition of corporate offices and warehouse space and professional fees and insurance premiums associated with operating as a public entity. As a percentage of net sales, general and administrative expenses increased to 6.3% in 1998 from 4.3% in 1997.

Net other expense totaled $185,000 in 1998 as compared to net other income of $36,000 in 1997. Although interest income and other income increased by approximately $25,000 in 1998, primarily from investment of the public offering proceeds, interest expense on higher levels of indebtedness outstanding under the Credit Facility increased approximately $245,000.

As a result of the above, net income before taxes increased $2.7 million, or 66.1%, to $6.8 million in 1998 from $4.1 million in 1997. AAS was not subject to federal and state income taxes in 1997 and only became subject to such taxes on May 28, 1998 when it terminated its election to be taxed as an S Corporation in connection with its initial public offering. Actual net income after income tax expense of $1.8 million was $5.0 in 1998. However, to allow comparisons with C Corporations, pro forma federal and state income taxes have been assumed to reflect the reconciliation between the statutory provision for income taxes and the actual pro forma income tax provision. Based on this assumption, AAS would have incurred pro forma income taxes of $2.6 million in 1998 and $1.6 million in 1997, resulting in pro forma net income of $4.2 million and $2.4 million in 1998 and 1997, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Net sales increased $4.8 million, or 58.6%, to $13.2 million in 1997 from $8.4 million in 1996. Sales to international customers increased $3.2 million, to $4.2 million in 1997 from $1.0 million in 1996, as AAS obtained new customers in Europe and the Far East during 1997.

Cost of sales increased $2.4 million, or 45.0%, to $7.9 million in 1997 from $5.5 million in 1996. Gross profit increased to $5.3 million in 1997 from $2.9 million in 1996, reflecting an increase in gross profit as a percentage of net sales to 40.0% from 34.4%. The increase in gross profit was due primarily to increased engine and engine component and spare part sales in 1997 as compared to 1996, which generally carry higher margins than airframe components and spare parts.

Selling and marketing expenses increased $152,000, or 27.6%, to $703,000 in 1997 from $551,000 in 1996. This increase primarily reflects commissions paid to agents in 1997, higher compensation to sales personnel and travel related sales costs. As a percentage of net sales, selling and marketing expenses declined to 5.3% in 1997 from 6.6% in 1996.

General and administrative expenses increased $186,000, or 49.4%, to $564,000 in 1997 from $378,000 in 1996. This increase reflects increased personnel expense resulting from higher staffing levels, expenses associated with relocation to a new headquarters facility, increased insurance expense, and an increase in the discretionary contribution by AAS to the employee profit sharing plan. As a percentage of net sales, general and administrative expenses declined to 4.3% in 1997 from 4.5% in 1996.

Net other income totaled $36,000 in 1997 compared to net other expense of $1,000 in 1996. While interest expense increased to $79,000 in 1997 from $74,000 in 1996, interest income increased to $81,000 in 1997 from $71,000 in 1996 and other income increased to $35,000 in 1997 from $1,000 in 1996.

As a result of the above, net income increased $2.1 million, or 109.6%, to $4.1 million in 1997 from $1.9 million in 1996. As AAS was not subject to federal and state income taxes. However, to allow comparisons with C Corporations, pro forma federal and state income taxes have been assumed at a combined 40% rate. Based on this assumption, AAS would have incurred pro forma income taxes of $1.6 million in 1997 and $777,000 in 1996, resulting in pro forma net income of $2.4 million and $1.2 million in 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for AAS prior to completion of the May 1998 initial public offering were cash flow from operating activities, borrowings under the Credit Facility and advances from its two founders. AAS requires capital to purchase inventory, to fund product servicing and overhaul facilities, for normal operating expenses and for general working capital purposes.

The Credit Facility was initially established with NationsBank in June 1995. In July 1998, AAS entered into a new agreement with NationsBank which expanded its revolving Credit Facility. This new Credit Facility permits borrowings of up to $30.0 million, $10.0 million of which replaced the working capital line which was to mature September 30, 1998 and $20.0 million of which was restricted to funding acquisitions. The new Credit Facility was amended in March 1999 to permits borrowings of up to $35.0 million, $15.0 million for working capital and $20.0 million for acquisitions. This is a revolving credit line, with principal due on maturity and interest payable monthly. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.5%, is secured by accounts receivable and inventory, and matures June 30, 2000. As of

December 31, 1998, AAS had $3.2 million outstanding under the working capital line of the Credit Facility and $13.0 million outstanding under the acquisition line of the Credit Facility. The financial situation of AAS changed significantly upon completion of the May 1998 initial public offering and the receipt of net proceeds of $11.6 million from the offering. It changed significantly again in the fourth quarter of 1998 as a result of AAS making significant cash payments and borrowings in its acquisition of the assets of the acquired companies and incurring significant fees and expenses in connection with such transactions.

As of December 31, 1998, the principal sources of liquidity included cash and cash equivalents of $2.2 million, net accounts receivable of $4.0 million, and $6.8 million and $7.0 million of borrowings still available under the working capital line and acquisition line, respectively, of the Credit Facility. AAS had working capital of $19.7 million and $11.3 million of long-term debt as of December 31, 1998.

For the year ended December 31, 1998, operating activities used cash of $6.9 million, primarily for increases in inventory, partially offset by net income and increases in accounts payable and accrued expenses. Net cash used in investing activities during the year ended December 31, 1998 was $13.5 million, reflecting the purchase of certain fixed assets and investments, while net cash provided by financing activities during the same period was $21.8 million, consisting primarily of proceeds from the public offering, net of offering transaction costs, and borrowings under the Credit Facility, partially offset by debt repayments and distributions in connection with the termination of the S-Corporation status of AAS.

Capital expenditures were approximately $2.8 million and $263,000 in 1998 and 1997, respectively. The expenditures in 1998 were primarily for equipment and leasehold improvements in facilities of the acquired companies and in the new plating facility currently under construction. Expenditures in 1997 were primarily for furniture and fixtures installed in the corporate headquarters facility. At December 31, 1998, the Company had outstanding commitments to acquire machinery and equipment of approximately $2.0 million.

Existing cash balances, accounts receivable and amounts available under the Credit Facility should be sufficient to meet capital requirements for at least the next 12 months. If capital requirements increase thereafter, AAS could be required to secure additional sources of capital. It may not be capable of securing additional capital or the terms upon which such capital could be secured may not be acceptable.

INFLATION

Although management cannot accurately anticipate the effect of inflation on operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on results of operations or the financial condition of AAS. Increases in fuel costs due to inflation may adversely affect demand for used aircraft, thereby decreasing demand for aircraft components and spare parts.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2 - Summary of Significant Accounting Policies - Impact of Recently Issued Accounting Standards in the accompanying financial statements for recent pronouncements by the Financial Accounting Standards Board ("FASB") of Statements of Financial Accounting Standards No. 133 and Note 2 - Summary of Significant Accounting Policies - Pro forma Earnings Per Share and Note 13 - Earnings Per Share in the accompanying financial statements regarding Statement of Financial Accounting Standard No. 128.

YEAR 2000 ISSUES

AAS is cognizant of the issues associated with the programming code in existing computer systems and devices that utilize microchip processors as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to "00". Computer systems that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or fail.

In the ordinary course of business, AAS has replaced or is in the process of replacing non-compliant hardware and software in all of its facilities as well as those of the acquired companies with systems that are Year 2000 ready. AAS has confirmed with the licensors of financial information and operational applications that have been licensed from outside vendors that those products are Year 2000 ready.

The information system used by AAS in tracking and processing inventory currently is non-compliant. AAS has contracted for the development of a proprietary system to replace the existing system. Testing and implementation of the system is expected to be completed in the third quarter of 1999. Should management assess that the new system will not be implemented prior to the end of 1999, AAS can purchase and install upgrades of the existing system that are or will be Year 2000 ready at a cost approximating $50,000.

Year 2000 issues may also affect the computer systems of the customers, vendors and financial institutions with which AAS and the acquired companies do business. AAS has made inquiry of significant customers, vendors and financial institutions and has been advised that these customers expect to be Year 2000 ready in sufficient time to allow for testing and system implementation before December 31, 1999.

Management of AAS believes all of its systems and those of the acquired companies will be fully Year 2000 ready by September 30, 1999 and that amounts currently budgeted for hardware and software upgrades will be sufficient to address expenses associated with any Year 2000 issues. Approximately $225,000 was expended during 1998 and approximately $500,000 is budgeted for expenditure during 1999 for information systems acquisition and development. As many of these expenditures are for information and operational systems enhancements, a significant portion of these expenditures will be capitalized and amortized. Management does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance. Failure to achieve full Year 2000 compliance prior to December 31, 1999 could have a material adverse impact on results of operations of AAS.

ITEM 7.   FINANCIAL STATEMENTS

                                 INDEX

                                                                         PAGE
                                                                         ----

Report of Independent Certified Public Accountants....................    F-2

     Consolidated Balance Sheets......................................    F-3

     Consolidated Statements of Operations............................    F-4

     Consolidated Statements of Stockholders' Equity..................    F-5

     Consolidated Statements of Cash Flows............................    F-6

     Notes to Consolidated Financial Statements.......................    F-7



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         AAS has not had any changes in or any disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.      EXECUTIVE COMPENSATION.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AAS will file with the SEC a proxy statement for its annual meeting of shareholders to be held in May 1999. The information called for by items 9 through 12 above will be included in that proxy statement, which is incorporated herein by reference. If the proxy statement is not filed with the SEC by April 30, 1999, then the information required by items 9 through 12 will be filed as an amendment to this report by April 30, 1999.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS

EXHIBIT NO.                           DOCUMENT                                                            SB ITEM
-----------                           --------                                                            --------

* 1.1           Form of Underwriting Agreement  between American Aircarriers Support,                         1
                Incorporated and Cruttenden Roth Incorporated.

* 1.2           Form of Master Selected Dealers Agreement between Cruttenden Roth                             1
                Incorporated and selected dealers.

* 2.1           Form of Agreement and Plan of Exchange among American Aircarriers Support,                    2
                Inc., a South Carolina corporation, American Aircarriers Support, Incorporated, a
                Delaware corporation, and Messrs. Karl F. Brown and Herman O. Brown, Jr.

y 2.2           Asset Purchase Agreement among American Aircarriers Support, Incorporated,                    2
                American Aircarriers Support Acquisition Corp., Global Turbine Services, Inc.
                and Turbine Inspections, Incorporated.

# 2.3           Asset Purchase Agreement among American Aircarriers Support, Incorporated,                    2
                American Aircarriers Support Acquisition III Corp., Condor Flight Spares, Inc.,
                Ned Angene and Martin Washofsky.

x 2.4           Asset Purchase Agreement among American Aircarriers Support, Incorporated,                    2
                American Jet Engine Services, Inc. and its Shareholders, and American Aircarriers
                Support Acquisition II Corp.

* 3.1.1         Articles of Incorporation, as amended, of American Aircarriers Support, Inc. as               3
                filed on June 27, 1985, and as amended on January 8, 1990, with the Secretary of
                State of the State of South Carolina.

* 3.1.2         Certificate of Incorporation of American Aircarriers Support, Incorporated as filed           3
                on February 9, 1998, with the Secretary of State of the State of Delaware.

* 3.2           Bylaws of American Aircarriers Support, Incorporated.                                         3

* 4.1.1         Form of specimen certificate for common stock of American Aircarriers Support,                4
                Incorporated.

* 4.1.2         Form of Representative's Warrant Agreement issued by American Aircarriers                     4
                Support, Incorporated to Cruttenden Roth Incorporated


                                      -19-


EXHIBIT NO.                           DOCUMENT                                                            SB ITEM
-----------                           --------                                                            --------
y 4.2           Registration Rights between American Aircarriers Support, Incorporated and M.                 4
                Mike Evans.

# 4.3           Registration Rights Agreement between American Aircarriers Support,                           4
                Incorporated and Condor Flight Spares, Inc.

x 4.4           Registration Rights Agreement between American Aircarriers Support,                           4
                Incorporated and American Jet Engine Services, Inc.

* 10.1.1        Employment Agreement, dated January 31, 1998, by and between Karl F. Brown                    10
                and American Aircarriers Support, Incorporated.

* 10.1.2        Employment Agreement, effective January 1, 1998, by and between Elaine T.                     10
                Rudisill and American Aircarriers Support, Incorporated.

y 10.1.3        Executive Employment Agreement between American Aircarriers Support,                          10
                Incorporated and M. Mike Evans

# 10.1.4        Employment Agreement between American Aircarriers Support, Incorporated and                   10
                Ned Angene.

# 10.1.5        Employment Agreement between American Aircarriers Support, Incorporated and                   10
                Martin Washofsky.

x 10.1.6        Executive Employment Agreement between American Aircarriers Support,                          10
                Incorporated and Anton K. Khoury.

x 10.1.7        Executive Employment Agreement between American Aircarriers Support,                          10
                Incorporated and Hanna K. Khoury.

**10.1.8        Executive Employment Agreement between American Aircarriers Support,                          10
                Incorporated and Joseph E. Civiletto.

* 10.2          Form of Indemnification Agreement to be entered into between American                         10
                Aircarriers Support, Incorporated and each officer and director of American
                Aircarriers Support, Incorporated.

* 10.3          1998 Omnibus Stock Option Plan, effective February 9, 1998, authorizing 450,000               10
                shares of common stock for issuance pursuant to the Plan.

* 10.4.1        Promissory Note, dated June 29, 1995, issued to NationsBank, N.A. by American                 10
                Aircarriers Support, Incorporated.

* 10.4.2        Security Agreement, dated June 29, 1995, between NationsBank, N.A. and                        10
                American Aircarriers Support, Incorporated.

* 10.4.3        Continuing and Unconditional guaranty, dated June 29, 1995, from Karl F. Brown                10
                to NationsBank, N.A.

* 10.4.4        Promissory Note Renewal, increasing principal amount to $2 million, issued to                 10
                NationsBank, N.A. by American Aircarriers Support, Incorporated.

* 10.4.5        Promissory Note Renewal, increasing principal amount to $4 million, issued to                 10
                NationsBank, N.A. by American Aircarriers Support, Incorporated.

* 10.4.6        Commitment Letter, dated February 19, 1998, from NationsBank, N.A. to                         10
                American Aircarriers Support, Incorporated.



EXHIBIT NO.                           DOCUMENT                                                            SB ITEM
-----------                           --------                                                            --------

* 10.4.7        Promissory Note, dated April 9, 1998, issued to NationsBank, N.A. by American                 10
                Aircarriers Support, Incorporated.

* 10.4.8        Loan Agreement, dated April 9, 1998, between NationsBank, N.A. and American                   10
                Aircarriers Support, Incorporated.

* 10.4.9        Security Agreement, dated April 9, 1998, between NationsBank, N.A. and                        10
                American Aircarriers Support, Incorporated.

* 10.4.10       Continuing and Unconditional Guaranty, dated April 9, 1998, from Karl F. Brown                10
                to NationsBank, N.A.

+ 10.4.11       Loan (Credit Facility) Agreement, dated July 13, 1998, between NationsBank,                   10
                N.A. and American Aircarriers Support, Incorporated.

**10.4.12       Modification to the Credit Facility dated January 1999, and corrected promissory              10
                notes, between NationsBank, N.A. and American Aircarriers Support,
                Incorporated.

**10.4.13       Modification to the Credit Facility dated March 3, 1999, between NationsBank,                 10
                N.A. and American Aircarriers Support, Incorporated.

* 10.5.1        Lease Agreement, dated June 30, 1993, between B&C Enterprises and American                    10
                Aircarriers Support, Incorporated.

* 10.5.2        Lease Agreement, dated July 30, 1997, between Brown Enterprises and American                  10
                Aircarriers Support, Incorporated.

# 10.5.3        Lease Agreement, dated November 9, 1998, between American Aircarriers                         10
                Support, Incorporated and Condor Properties of Miami, Inc.

x 10.5.4        Lease of Real Property, dated November 19, 1998, between American Aircarriers                 10
                Support, Incorporated and Anton K. Khoury.

x 10.5.5        Lease of Real Property, dated November 19, 1998, between American Aircarriers                 10
                Support, Incorporated and Hanna K. Khoury.

**10.5.6        Lease of Real Property, dated November 6, 1998,  between American Aircarriers                 10
                Support, Incorporated and Crescent Resources, Inc.

**10.5.7        Lease of Real Property, dated October 1, 1997,  between Global Turbine Services               10
                and Shasta Aviation Corp., d/b/a as Crescent Helicopters assigned to American
                Aircarriers Support, Incorporated October 1, 1998.

**10.5.8        Lease of Real Property, dated December 17, 1998,  between AAS Landing Gear                    10
                Services, Inc.  and Condor Properties of Miami, Inc.

* 10.6          Form of S Corporation Tax Allocation and Indemnification Agreement among                      10
                American Aircarriers Support, Incorporated, Karl F. Brown and Herman O.
                Brown, Jr.

* 10.7          Joint Venture Agreement, dated January 26, 1998, between Global Turbine                       10
                Services, Inc. and American Aircarriers Support, Incorporated.

* 10.7.1        Joint Venture Agreement, dated January 26, 1998, between Global Turbine                       10
                Services, Inc. and American Aircarriers Support, Incorporated.

* 10.8          Voting Trust Agreement, dated February 23, 1998 among Herman O. Brown, Jr.,                   10
                David M. Furr, as Trustee, and American Aircarriers Support, Incorporated.



EXHIBIT NO.                           DOCUMENT                                                            SB ITEM
-----------                           --------                                                            --------

* 10.9          Form of Lock-Up Agreements between shareholders of American Aircarriers                       10
                Support, Incorporated and Cruttenden Roth Incorporated.

* 10.9.1        Consignment Agreement between American Aircarriers Support, Incorporated and                  10
                M. Mike Evans.

* 10.10         Sale and Purchase Agreement, Two Boeing 737-200 Aircraft, between European                    10
                Aviation Limited and American Aircarriers Support, Incorporated.

x 10.10.1       Inventory Sales Agreement between American Aircarriers Support, Incorporated                  10
                and Global Air Spares, Inc.

x 10.11         Aircraft Engine Sales Agreement between American Aircarriers Support,                         10
                Incorporated and Atlantic Airmotive.

**11.           Schedule computing net income per common share                                                11

**21.           Subsidiaries of the Registrant                                                                21

* 23.           Consent of Cherry, Bekaert & Holland, L.L.P., independent certified public                    23
                accountants for American Aircarriers Support, Incorporated.

**27.           Financial Data Schedule.                                                                      27

-----------------------------

* Incorporated by reference from Registration Statement on Form SB-2 (File No. 333-48497).
+ Incorporated by reference from Form 10-QSB filed November 5, 1995 (File No. 0-24275).
y Incorporated by reference from Form 8-K (dated October 1, 1998) filed on October 14, 1997 (File No. 0-24275).
# Incorporated by reference from Form 8-K (dated November 9, 1998) filed on December 4, 1998 (File No. 0-24275).
x Incorporated by reference from Form 8-K filed (dated November 19, 1998) filed on December 4, 1998 (File No. 0-24275).
**   Filed herewith.

         (B)      REPORTS ON FORM 8-K

A report on Form 8-K, dated October 1, 1998, was filed on October 14, 1998 reporting the purchase of substantially all of the assets of Global Turbine Services, Inc. and Turbine Inspections, Incorporated; the execution of a consignment agreement regarding certain aircraft parts inventory; the registration rights of the shareholders who received shares as a portion of the purchase price; and the employment of Mike Evans. Financial statements and pro forma financial information were not required.

A report on Form 8-K, dated November 9, 1998, was filed on December 4, 1998 reporting the purchase of substantially all of the assets of Condor Flight Spares, Inc.; the lease of the facilities where such business was operated; the registration rights of the shareholders who received shares as a portion of the purchase price; and the employment of Ned Angene and Martin Washofsky. Financial statements and pro forma financial information were not required.

A report on Form 8-K, dated November 19, 1998, was filed on December 4, 1998 reporting the purchase of substantially all of the assets of American Jet Engine Services, Inc. and the inventories of Global Air Spares, Inc. and Atlantic Airmotive Corporation; the lease of the facilities where such businesses were operating; the registration rights of the shareholders who received shares as a portion of the purchase price; the appointment of Anton K. Khoury to the Board of Directors and the employment of Anton K. Khoury and Hanna K. Khoury. Financial statements and pro forma financial information was filed on January 20, 1999 as an amendment to this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN AIRCARRIERS SUPPORT, INCORPORATED

March 15, 1999                       By: /s/ Karl F. Brown
                                         ------------------------------------
                                         Karl F. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             SIGNATURE                                   TITLE                                       DATE
             ---------                                   -----                                       ----

 /s/ KARL F. BROWN                      Chairman of the Board and Chief Executive         March 15, 1999
---------------------------             Officer
    Karl F. Brown                       (Principal Executive Officer)


/s/ JOSEPH E. CIVILETTO                  President and Chief Operating Officer            March 15, 1999
--------------------------               (Principal Operating Officer)
      Joseph E. Civiletto

/s/ ELAINE T. RUDISILL                   Chief Financial Officer (Principal               March 15, 1999
--------------------------               Financial and Accounting Officer)
   Elaine T. Rudisill

/s/ DAVID M. FURR                        Director                                         March 15, 1999
--------------------------
    David M. Furr

/s/ PAMELA K. CLEMENT                    Director                                         March 15, 1999
--------------------------
      Pamela K. Clement

/s/ JAMES T. COMER, III                  Director                                         March 15, 1999
--------------------------
      James T. Comer, III

/s/ ANTON K. KHOURY                      Director                                         March 15, 1999
--------------------------
      Anton K. Khoury

/s/ MICHAEL F. EVANS                     Director                                         March 15, 1999
--------------------------
   Michael F. Evans

                                      -23-

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                                    CONTENTS

                                                                          PAGE
                                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................  F-2

CONSOLIDATED BALANCE SHEETS.............................................  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS...................................  F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.........................  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS...................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of American Aircarriers Support, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Aircarriers Support, Incorporated and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Aircarriers Support, Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

 /s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
January 29, 1999, except for Note 9,
  as to which the date is March 4, 1999

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,             DECEMBER 31,
                                                                          1998                      1997
                                                                      ------------             ------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $     2,150,355            $     750,448
    Receivables:
       Trade and other, net of allowances of
        $255,592 in 1998 and $130,000 in 1997                            4,007,246                1,958,798
       Affiliate                                                            10,106                   13,589
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                                    710,901                       --
    Inventories                                                         22,220,037                5,625,107
    Prepaid expenses                                                       180,235                   30,725
                                                                   ---------------            -------------
               Total current assets                                     29,278,880                8,378,667
Property and equipment, net                                              2,262,864                  335,795
Assets held for lease                                                    1,725,181                       --
Goodwill, net of amortization                                           10,445,894                       --
Other assets                                                               566,374                  335,000
                                                                   ---------------            -------------
        TOTAL ASSETS                                               $    44,279,193            $   9,049,462
                                                                    ==============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                                       $     3,250,000            $   1,500,000
    Current maturities of long-term debt                                 1,733,333                  120,708
    Notes payable to related parties                                            --                1,501,846
    Accounts payable and accrued expenses                                3,371,625                1,057,700
    Accounts payable to related parties                                     53,700                       --
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                    100,958                       --
    Income taxes payable                                                 1,127,500                       --
                                                                   ---------------            -------------
               Total current liabilities                                 9,536,158                4,180,254
                                                                   ---------------            -------------
Long-term debt, net of current maturities                               11,266,667                       --
                                                                   ---------------            -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value;
       2,000,000 shares authorized; no shares
       issued or outstanding                                                    --                       --
    Common stock, $.001 par value; 20,000,000
       shares authorized; 7,190,104 and 4,100,000
       shares issued and outstanding, as adjusted at
       December 31, 1998 and 1997, respectively                              7,190                    4,100
    Additional paid-in capital                                          20,449,709                       --
    Retained earnings                                                    3,019,469                4,865,108
                                                                   ---------------            -------------
               Total stockholders' equity                               23,476,368                4,869,208
                                                                   ---------------            -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    44,279,193            $   9,049,462
                                                                    ==============             ============


See notes to financial statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                    -----------------------------------------
                                                                          1998                       1997
                                                                    ---------------           ----------------

Net sales                                                              $26,280,926              $13,250,328
Cost of sales                                                           15,994,418                7,946,467
                                                                     -------------            -------------
          GROSS PROFIT                                                  10,286,508                5,303,861
                                                                     -------------            -------------

Operating expenses:
      Selling and marketing                                              1,670,896                  702,809
      General and administrative                                         1,666,443                  563,981
                                                                     -------------            -------------
      Total operating expenses                                           3,337,339                1,266,790
                                                                     -------------            -------------
          INCOME FROM OPERATIONS                                         6,949,169                4,037,071

Other income (expense):
      Interest income                                                       95,271                   80,978
      Interest expense                                                    (324,746)                (79,435)
      Other                                                                 44,915                   34,741
                                                                     --------------           -------------
      INCOME BEFORE INCOME TAXES                                         6,764,609                4,073,355

Income tax expense                                                       1,813,000                       --
                                                                     -------------            -------------

      NET INCOME                                                     $   4,951,609            $   4,073,355
                                                                      ============             ============

Pro forma data (Unaudited):
      Income before income taxes as reported                         $   6,764,609            $   4,073,355
      Pro forma income tax expense                                       2,570,551                1,629,300
                                                                     -------------            -------------
      Pro forma net income                                           $   4,194,058            $   2,444,055
                                                                      ============             ============

      Pro forma basic earnings per share                             $       0.76             $        0.60
                                                                      ===========              ============

      Pro forma diluted earnings per share                           $       0.76             $        0.60
                                                                      ===========              ============

      Pro forma weighted average shares outstanding:

          Basic                                                          5,512,533                4,100,000
                                                                     =============            =============

          Diluted                                                        5,517,597                4,100,000
                                                                     =============            =============





See notes to financial statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            COMMON STOCK             ADDITIONAL                        TOTAL
                                                       -----------------------        PAID-IN          RETAINED      STOCKHOLDERS'
                                                        SHARES         DOLLARS         CAPITAL         EARNINGS         EQUITY
                                                       --------        -------       ----------        --------      -------------

BALANCE, DECEMBER 31, 1996                            4,100,000      $ 4,100     $          --      $  2,791,753    $   2,795,853
Net income                                                                                             4,073,355        4,073,355
Stockholder distributions                                                                             (2,000,000)      (2,000,000)
                                                    -----------      -------     --------------     ------------    -------------
BALANCE, DECEMBER 31, 1997                            4,100,000        4,100                --         4,865,108        4,869,208

Net income                                                                                             4,951,609        4,951,609
Distribution to S-Corp stockholders                                                                   (3,046,281)      (3,046,281)
Recapitalization from S-Corp to
    C-Corp and establishment of
    deferred tax asset                                                                3,790,967       (3,750,967)          40,000
Issuance of common stock and warrants
    in conjunction with initial public offering,
    net of transaction cost                           2,250,000        2,250         11,641,482              --        11,643,732
Issuance of common stock in conjunction with
    acquisitions of businesses                          840,104          840          5,017,260              --         5,018,100
                                                    -----------      -------     --------------     ------------    -------------

BALANCE, DECEMBER 31, 1998                            7,190,104      $ 7,190     $   20,449,709     $  3,019,469    $  23,476,368
                                                      =========       ======      =============      ===========     ============










See notes to financial statements.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED
                                                                                 DECEMBER 31,
                                                               --------------------------------------------
                                                                        1998                     1997
                                                               --------------------     -------------------
OPERATING ACTIVITIES
   Net income                                                     $     4,951,609         $     4,073,355
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Provision for doubtful accounts                                     181,127                  50,094
      Depreciation and amortization                                       369,227                  54,557
      Deferred tax expense                                                  4,000                      --
      Changes in operating assets and liabilities, net of acquisitions:
          Receivables                                                    (558,214)             (1,297,330)
          Estimated costs, earnings and billings on contracts            (609,943)                     --
          Inventories                                                 (13,049,002)             (3,821,412)
          Prepaid expenses and other assets                              (665,703)                (24,332)
          Accounts payable and accrued expenses                         2,430,635                 335,351
                                                                  ---------------         ---------------
          Net cash used in operating activities                        (6,946,264)               (629,717)
                                                                  ---------------         ---------------


INVESTING ACTIVITIES
   Acquisitions of businesses                                         (10,693,396)                     --
   Investments                                                                 --                (285,000)
   Capital expenditures                                                (2,785,330)               (263,235)
                                                                  ---------------         ---------------
          Net cash used in investing activities                       (13,478,726)               (548,235)
                                                                  ---------------         ---------------

FINANCING ACTIVITIES
   Proceeds from bank line of credit                                    1,750,000               1,500,000
   Proceeds from issuance of long-term debt                            13,000,000                      --
   Proceeds from notes payable-related parties                                 --                 810,000
   Principal repayments on long-term debt                                (120,708)               (112,287)
   Principal repayments on amounts payable
      to related parties                                               (1,501,846)                (42,607)
   Proceeds from initial public offering                               11,643,732                      --
   Distributions to stockholders                                       (2,946,281)             (2,000,000)
                                                                  ---------------         ---------------
           Net cash provided by financing activities                   21,824,897                 155,106
                                                                  ---------------         ---------------
          Net increase (decrease) in cash
             and cash equivalents                                       1,399,907              (1,022,846)

Cash and cash equivalents, beginning of year                              750,448               1,773,294
                                                                  ---------------         ---------------
Cash and cash equivalents, end of year                            $     2,150,355         $       750,448
                                                                   ==============          ==============




See notes to financial statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Aircarriers Support, Incorporated, a Delaware corporation and its wholly-owned subsidiaries AAS Engine Services, Inc., AAS Landing Gear Services, Inc., and AAS Amjet, Inc. (collectively "AAS" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain pro forma information has been provided in connection with the initial public offering of securities (Note 3).

DESCRIPTION OF BUSINESS

AAS is an international supplier of aviation services including the sale, maintenance, repair and overhaul of spare parts and engines to major commercial and cargo airlines, maintenance and repair facilities and other parts distributors. The company specializes in both engines and airframe parts, primarily for Boeing, Douglas and Airbus aircraft. AAS also offers engine management services, and maintenance, repair and overhaul ("MRO") services for engines and landing gear at its FAA licensed facilities. The Company's headquarters and distribution facility is located in Fort Mill, South Carolina. The Company's FAA licensed facilities are located in Miami, Florida.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments purchased with a maturity of 90 days or less to be cash equivalents. Included in cash equivalents are investments in overnight repurchase agreements and a tax-exempt money market mutual fund. These investments are recorded at cost, which approximates market.

TRADE RECEIVABLES

The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions.

INVENTORIES

Inventories are valued at lower of cost or market. The cost of aircraft parts purchased individually is determined on a specific identification basis, which includes the cost associated with the overhaul and repair necessary for resale. For parts acquired through bulk purchases or through whole aircraft purchases, the costs are assigned to pools, which are amortized as part sales are recognized. The amount of cost amortized is based upon the gross profit percentage as determined from the estimated sales value of the parts. The sales value estimates and gross profit percentages are based on historical experience, are monitored by management, and are adjusted periodically as necessary.

As a result of the acquisitions of FFA licensed MRO facilities, the Company maintains raw materials and work in process inventories in support of those overhaul facilities. The cost of the work in process inventory is the direct labor and overhead costs determined by the labor hours attributed to it.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSETS HELD FOR LEASE

The Company leases engines to the airline industry on a worldwide basis through operating leases. Operating income is recognized on a straight-line basis over the term of the underlying leases. The cost of the asset held for lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the lease term or the economic life of the asset. Accumulated amortization at December 31, 1998 was $31,000.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally five and seven years. Amortization of leasehold improvements is provided on the straight-line method over the estimated useful lives of leased assets or the term of the lease, whichever is shorter. Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations.

INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired and is amortized using the straight-line method over 30 years. The Company assesses the recoverability of goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may not be sufficient to support the recorded asset. Based upon its most recent analysis, management of the Company believes that no material impairment of goodwill exists. Accumulated amortization at December 31, 1998 was $87,495.

REVENUE RECOGNITION

Revenue from the sales of parts and related costs is recognized when products are shipped to the customer. Revenue from engine sales is recognized when the title and risk of ownership are transferred to the customer, which is generally upon delivery of the engine. The Company provides its customers the right to return products within 45 days of shipment. The effect of this program is estimated and a provision for sales returns and allowances is established. The Company also warehouses and sells inventories on behalf of others under consignment agreements. The Company records revenues on the sale of consigned inventories upon shipment of the part. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded when the products are shipped.

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (continued)

Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Warranties on MRO workmanship varies from six months to 10 years dependent upon a number of factors including the type of part repaired, flight hours, and the expected life of a part. Manufacturers' warranties for any new or replacement parts are passed through to the customer.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

PRO FORMA EARNINGS PER SHARE (UNAUDITED)

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supercedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Essentially, this Statement replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS. Pro forma earnings per share for all periods presented have been determined under the provisions of SFAS No. 128, and include certain pro forma adjustments to income and shares as discussed in Note 3.

INCOME TAXES

Prior to the reincorporation and initial public offering discussed in Note 3, the Company, with the consent of its stockholders, elected to be taxed as an S Corporation for federal and state income tax purposes as defined in Section 1361 of the Internal Revenue Code of 1986. Therefore, the Company was generally exempt from all federal and state income taxes as stockholders of the Company were taxed on corporate income. In connection with the reincorporation, on May 28, 1998, the Company terminated its S-corporation income tax election.

Following the termination of the S-corporation election, the Company became subject to federal and state income taxes. At that time, the Company adopted the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be realized or settled. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Pro forma income and earnings per share have been determined using estimated effective federal and state income tax rates as discussed in Note 3.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value approximates book value for the following financial instruments due to their short-term nature: cash and cash equivalents, accounts receivable, and accounts payable. Fair values of notes payable and long-term debt are based on estimates using present value techniques. Fair values of investments accounted for at cost were based on prices of recently-made investments in the companies, and at December 31, 1998 and 1997 approximated carrying values.

At December 31, 1998 and 1997, the carrying values of the Company's notes payable and long-term debt approximated their fair values as the interest rates on such financial instruments are comparable to market rates and/or remaining principal is due in a relatively short period of time. Fair value of unused line of credit arrangements approximate carrying value as the terms are at current market for similar agreements.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and investments.

Cash balances in financial institutions periodically exceed amounts insured by the FDIC. These balances and investments in overnight repurchase agreements are held by a national financial institution and management believes risk of loss related to these amounts is remote.

Accounts receivable subject the Company to a potential concentration of credit risk. Receivables are usually due within 30 days and the Company performs periodic credit evaluations of its customer's financial condition. Substantially all of the Company's customers are in the aviation industry and sales are usually affected by the current economic condition of the industry. Sales to international customers have accounted for an increasing amount of net sales in recent years. The Company anticipates that international sales will continue to represent a material portion of the Company's net sales in future periods. Sales to international customers may be subject to greater risks, including variations in local economies, fluctuating exchange rates and greater difficulty in accounts receivable collection.

In a given period, a substantial portion of the Company's net sales may be attributable to the sale of one or more engines. Sales of engines, the timing of aircraft spare parts sales or a lease transaction during a given period may result in a customer being considered a major customer of the Company for that period. In 1998 and 1997, none of the Company's customers accounted for in excess of 10% of net sales. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses advertising costs as they are incurred. Advertising costs were $74,136 in 1998, and $17,437 in 1997, respectively.

SEGMENT INFORMATION

The Company is in one business segment, as a supplier of aviation services including the sale, maintenance, repair and overhaul of spare parts and engines, and follows the requirement of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact the Company's financial reporting.

NOTE 3.  REINCORPORATION AND INITIAL PUBLIC OFFERING

Through an initial public offering (the "Offering") which commenced on May 28, 1998, the Company sold 2,250,000 shares of common stock (including the purchase of 250,000 shares on July 10, 1998 by the lead underwriter through the exercise of the over-allotment option). Immediately prior to the effective date of the registration statement, the then existing stockholders of the South Carolina corporation (American Aircarriers Support, Inc. or "AASINC") exchanged all outstanding shares of AASINC for 4.1 million shares of common stock of AAS, and AASINC merged with and into AAS (together, the "Reincorporation"). AAS was formed for the purpose of reincorporating in Delaware and otherwise had no operations. The authorized capital stock of AAS consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock. The authorized capital stock of AASINC consisted of 100,000 shares of common stock, $1 par value. At December 31, 1997, 100 shares were outstanding. The balance sheets, statements of stockholders' equity, and pro forma earnings per share calculations give effect to the stock issued in connection with the Reincorporation.

Gross proceeds of the Offering totaled $13,500,000 with expenses related to the Offering totaling $1,856,000. As part of the Offering, the Company granted warrants to purchase 200,000 shares of common stock at a price of $7.98 per share to the underwriters. The warrants expire on June 2, 2003.

The proceeds of the Offering were used to repay shareholder advances, repay a portion of the Company's line of credit, pay distributions to shareholders and to purchase additional inventory.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3.  REINCORPORATION AND INITIAL PUBLIC OFFERING (CONTINUED)

In connection with the reincorporation, on May 28, 1998, the Company terminated its S Corporation income tax election. The pro forma data on the statement of operations provides information as if the Company had been treated as a C Corporation for income tax purposes for all periods presented. Pro forma net income includes a provision for income taxes as if the Company were subject to federal and state income taxes as described above at a combined effective tax rate of approximately 38 percent in 1998 and 40 percent in 1997. The following unaudited pro forma information reflects the reconciliation between the statutory provision for income taxes and the actual pro forma income tax provision.

                                                       1998                1997
                                                      ------             ------
Income taxes at federal statutory rate           $ 2,300,000      $   1,385,000
State taxes, net of federal benefit                  223,000            203,600
Other                                                 47,551             40,700
                                               -------------      -------------
Pro forma income taxes                           $ 2,570,551      $   1,629,300
                                               =============      =============


NOTE 4.  BUSINESS COMBINATIONS

On November 19, 1998, effective October 1, 1998, the Company acquired substantially all the assets of American Jet Engine Services, Inc. ("AMJET"), a Florida corporation, for $12.25 million consisting of $8.5 million in cash and the issuance of 625,000 shares of the Company's common stock. Stock issued in connection with the acquisition was valued at $6.00 per share based on the market price of the stock near the date on which the parties agreed to the terms of the acquisition. AMJET is an FAA certified aircraft engine maintenance, repair and overhaul facility located in Miami, Florida.

On October 1, 1998, the Company acquired substantially all of the assets of Global Turbine Services, Inc. and Turbine Inspections Incorporated (collectively "Global"), two Florida corporations, for $1.1 million consisting of $585,000 in cash and 90,104 shares of the Company's common stock. Stock issued in the acquisition was valued at $5.75 per share based on the market price of the stock near the date on which the parties agreed to the terms of the acquisition. Global provides total engine management services to major commercial and cargo airlines.

On November 9, 1998, the Company acquired substantially all of the assets of Condor Flight Spares, Inc. ("Condor"), a Florida corporation, for $1.75 million consisting of $1.0 million in cash and 125,000 shares of the Company's Common Stock. Stock issued in the acquisition was valued at $6.00 per share based on the market price of the stock near the date on which the parties agreed to the terms of the acquisition. Condor received FAA certification to overhaul and maintain landing gear for commercial aircraft on November 30, 1998.

The acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase prices, including $470,000 of acquisition costs, have been allocated to assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The excess of the purchase price over the fair value of net assets acquired in the AMJET acquisition of approximately $10 million has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4.  BUSINESS COMBINATIONS (CONTINUED)

The following table presents unaudited pro forma combined results of operations as if the acquisitions had occurred at the beginning of each year presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had occurred at the beginning of 1997.

                                                   1998                 1997
                                                 -------              -------

        Net sales                             $ 33,028,000         $ 19,417,000
        Pro forma net income                   $ 4,396,000            2,757,000
        Pro forma basic earnings per share           $ .72                $ .57
        Pro forma diluted earnings per share         $ .72                $ .57


NOTE 5.  TRADE RECEIVABLES AND SALES BY GEOGRAPHIC REGION

Trade receivables are shown net of the following allowances:

                                                         December 31,
                                                 ---------------------------
                                                   1998                1997
                                                 -------              -------

       Allowance for doubtful accounts       $     225,592    $       100,000
       Reserve for sales returns and
          allowances                                30,000             30,000
                                             -------------    ---------------
       Total accounts receivable
          allowances                         $     255,592    $       130,000
                                              ============     ==============

Sales to unaffiliated customers by geographic region are as follows:

                                                         December 31,
                                                   --------------------------
                                                     1998              1997
                                                   -------            -------

       Domestic                                $   20,269,572    $   9,010,357
       Canada                                       2,100,439          872,222
       Europe and Middle East                       3,411,192        2,512,730
       Far East                                       432,834          820,800
       Other                                           66,889           34,219
                                               --------------    -------------
       Total                                   $   26,280,926      $13,250,328
                                               ==============    =============


NOTE 6.  INVENTORIES

Inventories, stated at lower of cost or market, are comprised of the following:

                                                           December 31,
                                                    -------------------------
                                                      1998             1997
                                                    -------           -------

      Aircraft parts and complete engines          $21,351,140     $5,625,107
      Deposits on inventory                            845,473             --
      Work in process                                   23,424             --
                                                  ------------   ------------
               Total                               $22,220,037     $5,625,107
                                                  ============   ============

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is comprised of the following:

                                                           December 31,
                                                    ------------------------
                                                      1998             1997
                                                    -------           -------

      Leasehold improvements                      $    528,979    $    154,353
      Office furniture and equipment                   398,498         155,866
      Vehicles                                         136,049         115,657
      Shop equipment                                 1,487,281          36,283
                                                   -----------    ------------
                                                     2,550,807         462,159
      Less accumulated depreciation                   (287,943)       (126,364)
                                                    ----------    ------------
      Property and equipment, net                   $2,262,864    $    335,795
                                                   ===========    =============


NOTE 8.  INVESTMENTS

During 1998 and 1997, the company made investments totaling $410,000 in two joint venture arrangements with Global. In October 1998, the Company acquired the remaining interest in the joint ventures in connection with the acquisition of the assets of Global. (See note 4). Prior to October 1998, the investment was accounted for on the equity method. Income recognized from the joint venture through September 30, 1998 totaled $48,000.

The Company made investments of $50,000 in 1997 and $50,000 in 1996 in nonpublic companies, which were accounted for at cost. The investment made in 1997 was in a company in which a director is a principal. In conjunction with the initial public offering, these two investments were included as part of the distributions, in connection with the termination of the Company's S-Corporation status, to the then existing common stockholders. The investments were distributed at estimated fair value, which was equivalent to carrying value, in lieu of an equal portion of cash.

NOTE 9.  LINE OF CREDIT

The Company's credit facility was initially established with a bank in June 1995. On July 13, 1998, the Company entered into an agreement with the bank for an expanded $30 million credit facility. Under the terms of the agreement, $10 million replaced the Company's existing revolving credit line which was due to mature September 30, 1998. The line of credit bears an annual interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50% based upon the Company's financial performance. On December 31, 1998, there was $3,250,000 outstanding under the revolving line of credit bearing a LIBOR-based interest rate of 6.3%.

The remaining $20 million of the credit facility was established as the Company's acquisition line of credit, at the same annual interest rate, plus an unused commitment fee of between 10 and 20 basis points. The acquisition portion of the Company's credit facility requires any used portion to be converted to a term loan which amortizes in equal monthly installments over a five year period. On December 31, 1998, $13 million of the acquisition portion of the credit facility had been converted to term loans.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9.  LINE OF CREDIT (CONTINUED)

The credit facility matures June 30, 2000 and is collateralized by the Company's accounts receivable and inventory. The credit facility requires the Company to meet certain financial covenants. On December 31, 1998, the Company was in compliance with all covenants of the credit facility. At December 31, 1998, approximately $1,900,000 of retained earnings were free of restrictions under the most restrictive of these covenants.

In March 1999, the facility was modified to increase the revolving working capital portion borrowing limit to $35 million, and to change the criteria of certain debt ratios imposed under the borrowing base and principal repayment structure.

NOTE 10.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt are summarized as follows:

                                                           December 31,
                                                    ------------------------
                                                      1998             1997
                                                    -------           -------

LONG-TERM DEBT
Note payable to bank originated November
1998,  bearing interest at the three-
month LIBOR plus an amount between 1.25%
and 2.50% (6.3% at December 31, 1998)
on $8,700,000, payable in monthly
installments of $145,000 principal
plus interest beginning May 1, 1999
and maturing April 1, 2004.                  $     8,700,000       $       --

Note payable to bank originated December
1998, bearing interest at the three-month
LIBOR plus an amount between 1.25%
and 2.50% (6.3% at December 31, 1998)
on $4,300,000, payable in monthly
installments of $71,667 principal
plus interest beginning May 1, 1999
and maturing April 1, 2004.                         4,300,000              --

Other                                                      --         120,708
                                              ---------------    ------------
                                                   13,000,000         120,708
       Less current maturities                     (1,733,333        (120,708)
                                              ---------------    ------------
       Long-term debt, less
       current maturities                     $    11,266,667              --
                                              ===============    ============

Maturities on long-term debt are as follows:

       1999 (included in current liabilities) $     1,733,333

       2000                                         2,600,000
       2001                                         2,600,000
       2002                                         2,600,000
       2003                                         2,600,000
       Thereafter                                     866,667
                                              ===============
                                              $    13,000,000
                                              ===============

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

                                                           December 31,
                                                    ------------------------
                                                      1998             1997
                                                    -------           -------

NOTES PAYABLE TO RELATED PARTIES
Note payable to stockholder dated July
1993, bearing interest at 6% on $525,000
principal amount, guaranteed by one of
the then existing stockholders interest
only payable for five (5) years, principal
and any unpaid interest due at
maturity on June 30, 1998.                       $     --       $       525,000

Note payable to U.S. Aviation originated
October 1993, bearing interest at 7%
on $200,000, secured by inventory
and guaranteed by one of the existing
stockholders, payable in five (5)
equal annual installments of principal
and interest, maturity October 1998.                   --                45,579

Notes payable to then existing stockholders,
$121,267 originated December 1996,
bearing interest at 8%, principal
and accrued interest payable at
maturity on June 30, 1998. Notes
payable for an additional $810,000
originated in December 1997,
bearing interest at 8%, principal
and accrued interest payable at
maturity on April 15, 1998.                            --               931,267
                                                ---------      ----------------

       Total notes payable to
       related parties                           $     --       $     1,501,846
                                                =========      ================


Interest paid was $249,779 in 1998 and $62,227 in 1997.

NOTE 11.  LEASES

The Company leases its buildings and office equipment under operating leases. Certain buildings are leased from related parties of the Company. Terms of the related party lease agreements are described in Note 17. Operating lease expense was $256,755 in 1998 and $83,750 in 1997. Minimum lease payments under noncancelable operating leases with remaining terms of more than one year are as follows:

OPERATING LEASES

Future minimum lease payments
    at December 1998                         TO RELATED               THIRD
                                               PARTIES               PARTIES
                                             ----------              --------
     1999                                 $     600,173         $     440,935
     2000                                       481,285               432,124
     2001                                       482,125               432,124
     2002                                       482,975               429,388
     2003                                       346,432               425,000
  Thereafter                                  1,784,825                    --
                                            -----------         -------------
                                          $   4,177,815         $   2,159,571
                                           ============         =============

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12.  INCOME TAXES

Prior to the Reincorporation on May 28, 1998 (see Note 3), the Company had elected to be taxed as an S Corporation for federal and state income tax purposes as defined in Section 1361 of the Internal Revenue Code of 1986. Therefore, prior to May 28, 1998, the Company was generally exempt from all federal and state income taxes as stockholders of the Company were taxed on corporate income. As a result of the Reincorporation, the Company terminated its S Corporation election and became subject to federal and state income taxes at the corporate level. Net deferred tax assets of approximately $40,000 were established for temporary differences existing at the time of the termination of the S Corporation election.

The components of the provision for income taxes are as follows:

                                                        1998
                                                        ----
    Current:
        Federal                                  $ 1,561,000
        State                                        248,000
                                                 -----------
            Total                                  1,809,000
                                                 -----------

    Deferred:
        Federal                                        4,000
        State                                             --
                                                 -----------
            Total                                      4,000
                                                 -----------
                                                 $ 1,813,000
                                                 ===========

The reconciliation of income tax computed at the federal statutory rate and the actual income tax provision is as follows:

                                                        1998               1997
                                                        ----               ----
Income taxes at federal statutory rate           $ 2,300,000        $ 1,385,000
Effect of S Corporation earnings
  taxed at stockholder level                        (657,000)        (1,385,000)
State taxes, net of federal benefit                  161,000                 --
Other                                                  9,000                 --
                                                 -----------       ------------
Actual provision for income taxes                $ 1,813,000       $         --
                                                 ===========       ============

Income taxes paid were $1,530,000 in 1998 and $0 in 1997.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 12.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset as of December 31, 1998 were as follows:

                                                                          1998
                                                                          ----
Deferred tax assets:
    Reserves against accounts receivable                              $ 85,000
                                                                      --------
Deferred tax liabilities:
    Depreciation                                                        38,000
    Other                                                               11,000
                                                                      --------
        Total                                                           49,000
                                                                      --------
        Net deferred tax asset                                        $ 36,000
                                                                      ========

NOTE 13.  EARNINGS PER SHARE

The computation of earnings per share, on a pro forma basis assuming the Company was taxed as a Subchapter C Corporation for all periods presented, is as follows:


                                                        1998               1997
                                                        ----               ----
Pro forma net income as reported                 $ 4,194,058        $ 2,444,055
Weighted average shares outstanding             <=>5,512,533       <=>4,100,000
                                                  ----------         ----------
    Pro forma basic earnings per share                $0 .76             $0 .60
                                                      ======             ======


The computation of pro forma diluted earnings per share is as follows:

                                                        1998               1997
                                                        ----               ----
Pro forma net income as reported                 $ 4,194,058        $ 2,444,055
                                                 -----------        -----------
Weighted average shares outstanding                5,512,533          4,100,000
Effect of dilutive securities:

    Options                                            5,064                 --
    Warrants                                              --                 --
                                                 -----------        -----------
    Diluted weighted average
     shares outstanding                            5,517,597          4,100,000
                                                ------------        -----------
    Pro forma earnings per share                       $ .76              $ .60
                                                       =====              =====

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain key executives. The terms extend for periods of three to five years.

Although the Company has never had any product liability claims resulting from failure of a spare part sold or repaired by it, there is no guarantee that the Company could not be subject to liability from its potential exposure relating to faulty aircraft parts in the future. The Company maintains liability insurance with coverage it believes to be in sufficient amounts and on terms that are generally consistent with industry practice, but there can be no assurance that such coverage will be adequate to fully protect the Company from any liabilities it might incur. An uninsured or partially insured loss could have a material adverse effect upon the Company's financial condition.

NOTE 15.  STOCK OPTION PLAN

In February 1998, the Company adopted the 1998 Omnibus Stock Option Plan (the "Option Plan"). An aggregate of 450,000 shares of common stock are reserved for issuance under the Option Plan. During 1998, the Company granted stock options to individuals who are employees, directors or consultants of the Company totaling 393,250 shares. The options have an exercise price ranging from $6.00 to $6.60 per share, with a weighted average exercise price of $6.18 per share. Options for 89,400 shares having a weighted average exercise price of $6.00 per share are vested as of December 31, 1998, with the remaining options vesting over four years. The options have terms of between five and ten years. No options were exercised during the year.

The Company applies APB Opinion 25 and related interpretations in accounting for its Option Plan. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the methodology of SFAS No. 123, the Company's 1998 pro forma net income and earnings per share would have been reduced to the amounts indicated below. No compensation expense would be recognized related to the options issued to consultants as these options represent an expense of the Offering and as such are accounted for as a reduction of proceeds from the Offering.

                                                                     BASED ON
                                      AS REPORTED                  SFAS NO. 123
                                      -----------                  ------------

Pro forma net income                  $4,194,057                     $3,989,023

Pro forma basic earnings
 per share                                 $0.76                          $0.72

Pro forma diluted earnings
 per share                                 $0.76                          $0.72

For purposes of determining compensation expense under SFAS 123, the fair value of each option is measured on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the options granted in 1998: dividend yield of 0 percent; expected volatility of 55 percent; risk-free interest rate of 5.2 percent; and expected life of 7 years.

The weighted average fair value of options granted during 1998 was $3.65.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 16.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan that covers substantially all of its employees. Employees who have completed more than one year of service and are over the age of 21 may contribute from 1% to 15% of their base pay. The Company match on the 401(k) portion is discretionary up to 100% of contributions up to 6% of eligible salaries. The profit sharing contribution by the Company is also discretionary. The Company made no contribution to the plan for the 401(k) portion and contributed $58,264 in 1998 and $63,261 in 1997 for the profit sharing portion.

The Company has a medical reimbursement plan covering substantially all of its employees that pays up to $500 per quarter per employee for all medical bills not covered by another group plan. Reimbursement to employees under this plan for the years ended December 31, 1998 and 1997 were $23,374 and $16,266, respectively.

NOTE 17.  RELATED PARTY TRANSACTIONS

The Company leases several warehouse and MRO facilities from related parties under leases expiring at various dates through 2008. Total rent expense under these operating leases was $137,400 in 1998 and $81,230 in 1997. Minimum lease payments are summarized in Note 11.

In October 1993, the Company borrowed $200,000 from U.S. Aviation, Inc. ("USAC") related to the balance of the purchase price of aircraft parts acquired in December 1989. An original former stockholder is a co-founder, officer and director of USAC. The note bore an interest rate of 7%, payable in five equal annual installments of principal and interest, with a maturity of October 1, 1998. The note was secured by inventory and guaranteed by one existing stockholder. Principal and interest paid on this note during each of the period ended December 31, 1997 was $48,780. During 1998, the Company paid the final payment of $48,780.

The Company presently sells inventory owned by USAC, on consignment and remits payments quarterly to USAC for 60% of the sales price, less any overhaul and repair costs incurred by the Company necessary to facilitate the sale of the inventory. Sales on consignment for USAC were $36,788 and $76,959 in 1998 and 1997, respectively.

In July 1993, the Company borrowed $525,000 from an original former stockholder. The note bore an interest rate of 6%, with interest only payable at each anniversary date and the note balance payable in full on June 30, 1998. The note was guaranteed by the other original stockholder. Interest expense recognized was $7,875 and $31,500 in 1998 and 1997, respectively. The loan and accrued interest was repaid from the proceeds of the initial public offering.

The Company had historically made distributions to stockholders in amounts estimated to cover individual tax liabilities on income from the Company in connection with its S Corporation election. In 1996, the stockholders loaned back to the Company funds in excess of their tax liabilities. The notes payable totaling $121,267 bearing an annual interest rate of 8% were paid in full on June 12, 1998. In December 1997, the Company made distributions to the stockholders in the amount necessary to fund their anticipated 1997 tax liabilities. The stockholders loaned back to the Company funds in excess of 110% of their 1996 tax liabilities. The notes payable totaling $810,000 bearing and annual interest rate of 8% were paid at maturity on April 15, 1998.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 17.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company made investments of $50,000 in 1997 and $50,000 in 1996 in nonpublic companies, were accounted for at cost. The investment made in 1997 was in a company in which a director is a principal. In conjunction with the initial public offering, these two investments were included as part of the distributions, in connection with the termination of the Company's S-Corporation status, to the then existing common stockholders. The investments were distributed at estimated fair value, which was equivalent to carrying value, in lieu of an equal portion of cash.

In connection with the acquisition of Condor, the Company had outstanding accounts payable to related parties of $53,700 at December 31, 1998. The accounts payable were for amounts owed to the previous owners for certain deposits which were made prior to the acquisition.

The Company incurred legal expenses of $315,892 in 1998 and $15,985 in 1997 from a law firm in which a director is a partner. A substantial portion of the 1998 expenditures were included as transaction costs relating to the public offering and as acquisition cost relating to company acquisitions.