Form 10QSB
period 1999-03-31
AMERICAN AIRCARRIERS SUPPORT INC
filed 1999-05-12
CIK 1056286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended            Commission File No.
                    March 31, 1999                    0-24275
                    --------------                    -------

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                   52-2081515
           -------------------------------      -------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)


                   587 Greenway Industrial Drive
                    Fort Mill, South Carolina             29715
               ----------------------------------------  ---------
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

                    Common Shares Outstanding at May 5, 1999

                                    7,190,104

           American Aircarriers Support, Incorporated and Subsidiaries

       Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998

                                                                           March 31,       December 31,
                                       Assets                                1999             1998
                                       ------                             -----------      -----------
                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                             $   256,087      $ 2,150,355
    Receivables - Trade and other, net of allowances of $255,592 at
       March 31, 1999, and December 31, 1998, respectively                  5,506,724        4,017,352
    Unbilled accounts receivable                                              769,548          609,943
    Inventories                                                            33,998,690       22,220,037
    Prepaid expenses                                                          307,601          180,235
                                                                          -----------      -----------
                 Total current assets                                      40,838,650       29,177,922
Property and equipment, net                                                 3,831,693        2,262,864
Assets held for lease                                                       7,296,410        1,725,181
Goodwill and acquisition costs, net of amortization                        10,394,898       10,445,894
Other assets                                                                  945,707          566,374
                                                                          -----------      -----------
                                                                          $63,307,358      $44,178,235
                                                                          ===========      ===========

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
    Revolving line of credit                                              $11,878,357      $ 3,250,000
    Current maturities of long-term debt                                    1,733,333        1,733,333
    Accounts payable and accrued expenses                                  12,887,657        3,270,667
    Accounts payable to related parties                                          --             53,700
    Income taxes payable                                                      775,493        1,127,500
                                                                          -----------      -----------
                 Total current liabilities                                 27,274,840        9,435,200
Long-term debt, net of current maturities                                  11,266,667       11,266,667
                                                                          -----------      -----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized; no
       shares issued or outstanding                                              --               --
    Common stock, $.001 par value; 20,000,000 shares authorized;
       7,190,104 shares issued and outstanding at March 31, 1999
       and December 31, 1998, respectively                                      7,190            7,190
    Additional paid-in capital                                             20,449,709       20,449,709
    Retained earnings                                                       4,308,952        3,019,469
                                                                          -----------      -----------
                 Total stockholders' equity                                24,765,851       23,476,368
                                                                          -----------      -----------
                                                                          $63,307,358      $44,178,235
                                                                          ===========      ===========

           American Aircarriers Support, Incorporated and Subsidiaries

                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998

                                                                   For the Three Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                    1999               1998
                                                                 -----------       -----------
                                                                           (Unaudited)
Net revenues                                                     $13,568,286       $ 3,677,341
Cost of sales and service                                          8,959,508         2,109,912
                                                                 -----------       -----------
                 Gross profit                                      4,608,778         1,567,429
                                                                 -----------       -----------
Operating expenses:
    Selling and marketing                                            811,148           229,091
    General and administrative                                     1,334,953           164,515
                                                                 -----------       -----------
                 Total operating expenses                          2,146,101           393,606
                                                                 -----------       -----------
                 Income from operations                            2,462,677         1,173,823
                                                                 -----------       -----------
Other expense - Interest expense, net                               (373,194)          (59,062)
                                                                 -----------       -----------
                 Income before income taxes                        2,089,483         1,114,761
Provision for income taxes                                           800,000              --
                                                                 -----------       -----------
                 Net income                                      $ 1,289,483       $ 1,114,761
                                                                 ===========       ===========
Pro forma data:
    Income before incomes taxes as reported                                        $ 1,114,761
    Pro forma income tax expense                                                       445,900
                                                                                   -----------
                 Pro forma net income                                              $   668,861
                                                                                   ===========
Earnings per share and Pro forma basic earnings per share        $      0.18       $       .16
Earnings per share and Pro forma diluted earnings per share      $      0.18       $       .16
                                                                 ===========       ===========
Weighted average shares outstanding and pro forma weighted
  average shares outstanding:
      Basic                                                        7,190,104         4,100,000
      Diluted                                                      7,326,203         4,100,000
                                                                 ===========       ===========

           American Aircarriers Support, Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                               -------------------------------
                                                                                   1999               1998
                                                                               ------------       ------------
                                                                                         (Unaudited)
Operating activities:
Net income                                                                     $  1,289,483       $  1,114,761
Adjustments to reconcile net income to cash used in operating activities:
    Depreciation and amortization                                                   321,575             23,900
    (Increase) decrease in trade and other receivables                           (1,489,372)           665,179
    Decrease in receivables from affiliate                                             --               13,589
    Increase in unbilled accounts receivable                                       (159,605)              --
    Increase in inventories                                                     (11,778,653)        (3,579,655)
    Increase in prepaid expenses                                                   (127,366)           (23,394)
    Increase in other assets                                                       (382,333)              --
    Increase in accounts payable and accrued expenses                             9,616,990            584,998
    Decrease in payables to affiliates                                              (53,700)              --
    Decrease in income taxes payable                                               (352,007)              --
                                                                               ------------       ------------
                 Net cash used in operating activities                           (3,114,988)        (1,200,622)
Investing activities:
    Investments                                                                        --             (175,000)
    Assets held for lease                                                        (5,581,229)              --
    Capital expenditures                                                         (1,789,561)           (70,342)
    Acquisition costs                                                               (36,847)              --
                                                                               ------------       ------------
                 Net cash used in investing activities                           (7,407,637)          (245,342)
Financing activities:
    Net borrowings on revolving line of credit                                    8,628,357          2,000,000
    Principal repayments on notes payable
      to related parties                                                               --              (45,579)
    Deferred costs associated with
      public offering                                                                  --             (227,696)
                                                                               ------------       ------------
                 Net cash provided by financing activities                        8,628,357          1,726,725
                                                                               ------------       ------------
                 Net (decrease) increase in cash and cash equivalents            (1,894,268)           280,761
Cash and cash equivalents, beginning of year                                      2,150,355            750,448
                                                                               ------------       ------------
Cash and cash equivalents, end of period                                       $    256,087       $  1,031,209
                                                                               ============       ============

           American Aircarriers Support, Incorporated and Subsidiaries

                          Notes to Financial Statements
                             March 31, 1999 and 1998

1.  Basis of Presentation:

Interim Financial Statements

The accompanying consolidated interim financial statements include the accounts of American Aircarriers Support, Incorporated, a Delaware corporation, and its wholly-owned subsidiaries AAS Engine Services, Inc., AAS Landing Gear Services, Inc., and AAS Amjet, Inc. (collectively "AAS" or "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1998, has been derived from the audited consolidated financial statements of the Company as of that date. Certain pro forma information has been provided in connection with the initial public offering of securities (Note 3). Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles here been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.


2.  Line of Credit:

The Company's credit facility (the "Credit Facility") was initially established with NationsBank in June 1995. On July 13, 1998, the Company entered into an agreement with NationsBank for an expanded $30 million credit facility. This credit facility was amended in March 1999 to permit borrowings of up to $35.0 million, $15.0 million for working capital and $20.0 million for acquisitions. The line of credit bears interest at an annual rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50%. The remaining $20 million of the facility will be used to fund the Company's acquisition line, at the same annual interest rate, plus an unused commitment fee of between 10.0 and 20.0 basis points. The credit facility matures June 30, 2000, and is collateralized by the Company's accounts receivable and inventory. As of March 31, 1999, there was approximately $24.9 million outstanding under the facility.

           American Aircarriers Support, Incorporated and Subsidiaries

                             March 31, 1999 and 1998

3.  Pro Forma Financial Information:

Pro forma statement of operations information

In conjunction with the initial public offering on May 28, 1998, the Company terminated its status as an S corporation. The pro forma data in the statement of operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the periods presented. Pro forma net income includes a provision for income taxes as if the Company were subject to federal and state income taxes as described above at an effective tax rate of approximately 40% for the period ended March 31, 1998.

Pro forma earnings per share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supercedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Essentially, this Statement replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS.

The provisions of SFAS No. 128 have been adopted in determining pro forma basic and diluted EPS for the three months ended March 31, 1998. The weighted average number of shares outstanding has been retroactively restated to give effect to the shares issued in the re-incorporation in Delaware.

The computation of pro forma basic and diluted earnings per common share is as follows:

                                                   Three Months
                                                 Ended March 31,
                                                       1998
                                                 ---------------
Pro forma net income                               $  668,861
Pro forma weighted average shares outstanding       4,100,000
                                                   ----------
Pro forma basic earning per share                  $     0.16
                                                   ==========

           American Aircarriers Support, Incorporated and Subsidiaries

                             March 31, 1999 and 1998

3.  Pro Forma Financial Information - continued:

Pro forma earnings per share - continued

Computation of pro forma diluted earnings per common share:

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                                1998
                                                            ----------
Pro forma net income                                        $  668,861
                                                            ==========
Pro forma weighted average
 shares outstanding:                                         4,100,000
Effect of dilutive securities*                                       0
Pro forma weighted average dilutive shares outstanding       4,100,000
                                                            ----------
Pro forma earning per share                                       0.16
                                                            ==========

*Pro forma common stock options at average market price are anti-dilutive and therefore are not included

4.  Earnings Per Share:

The computation of basic earnings per share in accordance with SFAS No. 128 is as follows:

                                         Three Months
                                             Ended
                                           March 31,
                                             1999
                                         ----------
Net income as reported                   $1,289,483
Weighted average shares outstanding       7,190,104
                                         ----------
Basic earnings per share                 $     0.18
                                         ==========

           American Aircarriers Support, Incorporated and Subsidiaries

                             March 31, 1999 and 1998

4.  Earnings Per Share - continued:

The computation of diluted earnings per share in accordance with SFAS No. 128 is as follows:

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                                   1999
                                                                ----------
Net income as reported                                          $1,289,483
Weighted average shares outstanding               7,190,104
Effect of dilutive securities                       136,099
                                                  ---------
Dilutive weighted average shares outstanding                     7,326,203
                                                                ----------
Diluted earnings per share                                      $     0.18
                                                                ==========

5.  Subsequent Events:

On April 1, 1999, the Company acquired substantially all the operating assets of Complete Controls, Inc. ("CCI"). CCI is a FAA-certified maintenance, repair and overhaul facility specializing in flight control surfaces. Flight control surfaces include the flaps, slats and rudders of an aircraft. The Company purchased CCI for $600,000, a combination of cash and notes, and the assumption of certain liabilities.

On April 8, 1999, the Company leased approximately 140,000 square feet of space in an existing building in Medley, Florida. The Company plans to move and consolidate two of its Florida operations and expand its engine overhaul capabilities. The move is planned for late 1999.

           American Aircarriers Support, Incorporated and Subsidiaries

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. The Company's future operating results may be affected by various trends and factors beyond the Company's control. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.


Overview


The Company is an international supplier of aviation services, which include sales of aircraft components and spare parts in the redistribution market, maintenance, repair and overhaul of those components and parts, and engine management services, primarily to other maintenance and repair facilities, major commercial passenger and cargo airlines and other redistributors located throughout the world. Historically, revenues have been principally derived from the redistribution of engine components and spare parts for the Pratt & Whitney JT8D series of engines and, to a lesser extent, the General Electric CFM56, as well as avionics, rotable, repairable and expendable airframe components and spare parts for Boeing, Douglas and Airbus aircraft. The Company fulfills customers' requirements for engine and airframe components and spare parts through purchases of surplus aircraft for disassembly, bulk purchases of aircraft components and spare parts from aircraft operators, purchases of individual components and spare parts from other redistributors, consignments from aircraft operators and others, and exchanges of inventoried aircraft components and spare parts for components and spare parts that require service or overhaul. In the last quarter of 1998, AAS began to implement an acquisition strategy aimed primarily at integrating its aviation capabilities with related products, such as engine management services, maintenance, repair and overhaul services and manufacturing capabilities, thereby becoming a full service "one stop" supplier of both aviation products and services for customers.


Results of Operations


Comparison of Three Months Ended March 31, 1999 and 1998


Net revenues increased approximately $9.9 million, or 269%, to $13.6 million in the three months ended March 31, 1999 from $3.7 million in the corresponding period in 1998. Approximately $3.8 million in revenues for the first quarter of 1999 were derived from the companies acquired during the fourth quarter of 1998 and revenues totaling $9.8 million generated through internal growth.

           American Aircarriers Support, Incorporated and Subsidiaries

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - continued


Results of Operations - continued


Cost of sales and service totaled approximately $9.0 million, or 66% of revenues, in the first quarter of 1999, compared with $2.1 million, or 57% of sales, in the first quarter of 1998. Gross profit increased 194% to $4.6 million for the three months ended March 31, 1999, compared with $1.6 million for the same period last year. As a percentage of revenues, gross profit was 34% of revenues in the three months ended March 31, 1999, compared with 43% in the three months ended March 31, 1998. The decline in the gross profit margin percentage in 1999 was due to the change in product mix resulting from the inclusion of the Maintenance, Repair and Overhaul ("MRO") operations that were acquired during the fourth quarter of 1998.


Selling and marketing expenses increased $0.6 million, or 254%, to $0.8 million in the three months ended March 31, 1999 from $0.2 million in the three months ended March 31, 1998. This increase primarily reflects compensation expenses related to additional staffing, commissions and consulting fees paid to outside agents and sales related travel necessary to facilitate the increased revenues. As a percentage of net revenues, selling and marketing expenses decreased to 6.0% in the three months ended March 31, 1999, compared to 6.2% of net revenues in the three months ended March 31, 1998.


General and administrative expenses increased $1.1 million, or 711%, to $1.3 million in the three months ended March 31, 1999 from $0.2 million in the comparable 1998 period. The majority of the increase in expenses is attributable to the approximately $1.0 million of general and administrative expenses associated with the recently acquired operations. Included in the 1999 expenses are one-time charges of approximately $0.2 million associated with moving the corporate headquarters and costs associated with the additional infrastructure necessary to support increased operating levels. As a percentage of net revenues for the three months ended March 31, 1999, general and administrative expenses were 9.8% of revenues, compared with 4.5% of net revenues in the three months ended March 31, 1998.


Net interest expense for the three months ended March 31, 1999 increased by $0.3 million to approximately $0.4 million, compared to $0.1 million in the three months ended March 31, 1998. This increase is due to the higher levels of indebtedness outstanding used to finance the recent acquisitions, inventory acquisitions and equipment held for lease.

           American Aircarriers Support, Incorporated and Subsidiaries

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - continued

Results of Operations - continued


As a result of the above, net income before taxes increased $1.0 million, or 87%, to $2.1 million in the first quarter of 1999 from $1.1 million in the same period in 1998. Net income after the provision for income tax expense of $0.8 million was $1.3 million ($0.18 per diluted share) for the three months ended March 31, 1999. AAS became subject to income taxes on May 28, 1998 when it terminated its election to be taxed as an S corporation in connection with its initial public offering. However, to allow comparisons with future periods, pro forma federal and state income taxes have been assumed. Based on this assumption, pro forma net income after the pro forma income tax provision of $0.4 million was $0.7 million ($0.16 per pro forma diluted share) for the three months ended March 31, 1998. Weighted average diluted shares outstanding increased 3.2 million shares, or 78%, to 7.3 million shares outstanding during the three month period ended March 31, 1999 compared with pro forma weighted average shares outstanding of 4.1 million during the three month period ended March 31, 1998.


Liquidity and Capital Resources


The primary sources of liquidity for AAS prior to completion of the May 1998 initial public offering were cash flows from operating activities, borrowings under the Credit Facility and advances from its two founders. AAS requires capital to purchase inventory, to fund product servicing and overhaul facilities, for normal operating expenses and for general working capital purposes.


In July 1998, AAS entered into an agreement with NationsBank, which expanded its revolving Credit Facility. This new Credit Facility permits borrowings of up to $30.0 million, $10.0 million of which replaced the working capital line which was to mature September 30, 1998, and $20.0 million of which was restricted to funding acquisitions. The new Credit Facility was amended in March 1999 to permit borrowings of up to $35.0 million, $15.0 million for working capital and $20.0 million for acquisitions. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.5%, is secured by accounts receivable and inventory, and matures June 30, 2000.


As of March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $256,000, net accounts receivable of $5.5 million and $3.1 million and $7.0 million of borrowings still available under the working capital line and acquisition line, respectively, of the Credit Facility. The Company had working capital of $13.6 million and long-term debt of $11.3 million at March 31, 1999.

           American Aircarriers Support, Incorporated and Subsidiaries

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - continued


Liquidity and Capital Resources - continued


For the three months ended March 31, 1999, operating activities used cash of $3.1 million, primarily for increases in inventory and accounts receivable, which was partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities during the three months ended March 31, 1999 was $7.4 million, reflecting the purchase of fixed assets and assets held for lease as well as increased acquisition costs that were incurred in connection with the Company's purchase of Complete Controls, Inc., which closed on April 1, 1999. Net cash provided by financing activities during the three months ended March 31, 1999, was $8.6 million, which consisted of net borrowings under the Credit Facility.


Capital expenditures were approximately $1.8 million for the three months ended March 31, 1999. The expenditures were primarily for equipment purchases at AAS Landing Gear and AAS Amjet as well as leasehold improvements at AAS warehouse facilities and AAS Landing Gear. The increase in assets held for lease of $5.6 million primarily relates to a Pratt & Whitney engine purchased in March 1999. At March 31, 1999, the Company had outstanding commitments to acquire machinery and equipment of approximately $2.5 million.


Existing cash balances, accounts receivable and amounts available under the Credit Facility should be sufficient to meet future short-term capital requirements. If the Company's capital requirements increase, the Company could be required to secure additional sources of capital. There can be no assurance the Company will be capable of securing additional capital or that the terms upon which such capital will be available to the Company will be acceptable.


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


In the ordinary course of business, AAS has replaced or is in the process of replacing non-compliant hardware and software in all of its facilities as well as those of the acquired companies with systems that are Year 2000 ready. The Company has confirmed with the licensors of financial and operational applications that have been licensed from outside vendors that those products are Year 2000 compatible.

           American Aircarriers Support, Incorporated and Subsidiaries

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - continued


Year 2000 Compliance - continued


The information system used by the Company in tracking and processing inventory currently is non-compliant. The Company has contracted for the development of a proprietary system to replace the existing system. Testing and implementation of the system is expected to be completed in the third quarter of 1999. Should management assess that the new system will not be implemented prior to the end of 1999, the Company can purchase and install upgrades of the existing system that are or will be Year 2000 compatible at a cost approximating $50,000.


Year 2000 issues may also affect the computer systems of the customers, vendors and financial institutions with which AAS and the acquired companies do business. The Company has made inquiries of its significant customers, vendors and financial institutions and has been advised that these customers expect to be Year 2000 compatible in sufficient time to allow for testing and system implementation before December 31, 1999.


Management of AAS believes all of its systems and those of the acquired companies will be fully Year 2000 compatible by September 30, 1999, and that amounts currently budgeted for hardware and software upgrades will be sufficient to address expenses associated with any Year 2000 issues. Approximately $255,000 was expended during 1998, approximately $57,000 was expended in the three months ended March 31, 1999, and approximately $500,000 is budgeted for expenditure during the remainder of 1999 for information systems acquisition and development. As many of these expenditures are for information and operational systems enhancements, a significant portion of these expenditures will be capitalized. Management does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance. Failure to achieve full Year 2000 compliance prior to December 31, 1999, could have a material adverse impact on results of operations of AAS.


Recent Accounting Pronouncements


Please refer to Note 3 - Pro Forma Financial Information in the accompanying interim financial statements regarding Statement of Financial Accounting Standard No. 128.


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in one business segment, as a supplier of aviation services including the sale, maintenance, repair and overhaul of spare parts and engines.

           American Aircarriers Support, Incorporated and Subsidiaries

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - continued


Recent Accounting Pronouncements - continued


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

           American Aircarriers Support, Incorporated and Subsidiaries

                           Part II - Other Information



Item 1 - Legal Proceedings


None


Item 2 - Changes in Securities and Use of Proceeds


(a)      Not applicable


(b)      Not applicable


(c)      Not applicable


(d)      Not applicable


Item 3 - Defaults Upon Senior Securities


None


Item 4 - Submission of Matters to a Vote of Security Holders


None


Item 5 - Other information


None


Item 6 -Exhibits and Reports on Form 8-K


(a)   Exhibits:


Exhibit 27 - Financial Data Schedule


(b)   Reports on Form 8-K


Report on Form 8-K describing the change in the registrant's certifying accountant was filed with the Securities and Exchange Commission on April 12, 1999.

           American Aircarriers Support, Incorporated and Subsidiaries

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


American Aircarriers Support, Incorporated and Subsidiaries


(Registrant)


Date:   May 12, 1999


By: /s/ Elaine T. Rudisill
    ------------------------

Elaine T. Rudisill


(Principal Financial and Accounting Officer)