Form 10KSB/A
period 1998-12-31
AMERICAN AIRCARRIERS SUPPORT INC
filed 1999-06-03
CIK 1056286

                                 FORM 10-KSB/A

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

CONDOR. AAS acquired substantially all of the operating assets of Condor for a purchase price $1.75 million. The purchase price was comprised of $1.0 million cash paid from working capital and issuance of 125,000 shares of common stock valued at $750,000. Condor received one-half of the cash payment on November 9, 1998 and the other one-half of the cash payment and the shares of common stock on November 24, 1998, the date upon which it received FAA certification to overhaul and maintain landing gear for commercial aircraft.

AMJET. AAS acquired substantially all of the assets of Amjet for a purchase price of $12.25 million and assumption of certain accounts and trade payables, excluding certain warranty claims, employee bonuses, and claims and liability arising from specified investigations. The purchase price was comprised of approximately $8.5 million cash paid from the Credit Facility, the issuance of 625,000 shares of common stock valued at $3.75 million. In addition, AAS acquired the inventories of GASI and AAC for an aggregate purchase price of $2.55 million cash, also paid from the Credit Facility.

AAS was incorporated in the State of South Carolina under the name Aviation Alloys, Inc. in June 1985 and commenced active operations under its current name in 1989. It was recapitalized, reincorporated in the State of Delaware and converted from a S corporation to a C corporation immediately prior to its initial public offering in May 1998. The statements of operations data includes a pro forma provision for federal and state income taxes as if AAS were a C corporation subject to federal and state income taxes for all years presented. See Note 3 to Financial Statements for more information. The statement of operations data also includes pro forma net income, pro forma earnings per share and pro forma weighted average shares outstanding to take into account the public offering in May 1998.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Net sales (gross sales, net of allowances for returns) for 1998 increased $13.1 million, or 98.3%, to $26.3 million from $13.2 million in 1997. Growth in the sales of engines, engine components and airframe components and spare parts by AAS accounted for approximately 72% of the total $13.1 million increase. Sales associated with the companies acquired during the fourth quarter accounted for approximately 28%. Sales to international customers of engine and airframe components and spare parts increased approximately $2.0 million, to approximately $6.0 million in 1998 as compared to approximately $4.2 million in 1997; however, as a percentage of net sales, international sales of engine and airframe components and spare parts decreased to 23% of net sales in 1998 from 30% of net sales in 1997.

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

 /s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
January 29, 1999, except for Note 9,
  as to which the date is March 4, 1999

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,             DECEMBER 31,
                                                                          1998                      1997
                                                                      ------------             ------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $     2,150,355            $     750,448
    Receivables:
       Trade and other, net of allowances of
        $255,592 in 1998 and $130,000 in 1997                            4,007,246                1,958,798
       Affiliate                                                            10,106                   13,589
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                                    710,901                       --
    Inventories                                                         22,220,037                5,625,107
    Prepaid expenses                                                       180,235                   30,725
                                                                   ---------------            -------------
               Total current assets                                     29,278,880                8,378,667
Property and equipment, net                                              2,262,864                  335,795
Assets held for lease                                                    1,725,181                       --
Goodwill, net of amortization                                           10,445,894                       --
Other assets                                                               566,374                  335,000
                                                                   ---------------            -------------
        TOTAL ASSETS                                               $    44,279,193            $   9,049,462
                                                                    ==============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                                       $     3,250,000            $   1,500,000
    Current maturities of long-term debt                                 1,733,333                  120,708
    Notes payable to related parties                                            --                1,501,846
    Accounts payable and accrued expenses                                3,270,667                1,057,700
    Accounts payable to related parties                                     53,700                       --
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                    100,958                       --
    Income taxes payable                                                 1,127,500                       --
                                                                   ---------------            -------------
               Total current liabilities                                 9,536,158                4,180,254
                                                                   ---------------            -------------
Long-term debt, net of current maturities                               11,266,667                       --
                                                                   ---------------            -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value;
       2,000,000 shares authorized; no shares
       issued or outstanding                                                    --                       --
    Common stock, $.001 par value; 20,000,000
       shares authorized; 7,190,104 and 4,100,000
       shares issued and outstanding, as adjusted at
       December 31, 1998 and 1997, respectively                              7,190                    4,100
    Additional paid-in capital                                          20,449,709                       --
    Retained earnings                                                    3,019,469                4,865,108
                                                                   ---------------            -------------
               Total stockholders' equity                               23,476,368                4,869,208
                                                                   ---------------            -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    44,279,193            $   9,049,462
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