Form 10QSB
period 1999-06-30
AMERICAN AIRCARRIERS SUPPORT INC
filed 1999-08-12
CIK 1056286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended             Commission File No.
                    JUNE 30, 1999                    0-24275
                    -------------                    -------

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             52-2081515
              -------------------------------          -------------------
              (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)          Identification No.)


                       587 GREENWAY INDUSTRIAL DRIVE
                         FORT MILL, SOUTH CAROLINA               29715
               ----------------------------------------        ----------
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

                               Yes  X   No
                                   ---     ---

       The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Common Shares Outstanding at August 5, 1999

                                    7,190,104

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS --JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1999           1998
                                                                          -------        -------
                                        ASSETS
                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $   224        $ 2,150
                                                                          -------        -------
    Receivables - Trade and other, net of allowances of
    $255,592 at June 30, 1999, and December 31, 1998, respectively          9,154          4,017
    Unbilled accounts receivable                                              819            610
    Inventories                                                            37,863         22,220
    Prepaid expenses                                                          574            181
                                                                          -------        -------
                 Total current assets                                      48,634         29,178
PROPERTY AND EQUIPMENT, net                                                 7,013          2,263
ASSETS HELD FOR LEASE                                                       6,860          1,725
GOODWILL AND ACQUISITION COSTS, net of amortization                        10,318         10,446
DEFERRED FINANCING FEES                                                     1,767           --
OTHER ASSETS                                                                1,574            566
                                                                          -------        -------
                                                                          $76,166        $44,178
                                                                          =======        =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving line of credit                                              $39,209        $ 3,250
    Current maturities of long-term debt                                     --            1,733
    Accounts payable and accrued expenses                                   8,105          3,270
    Accounts payable to related parties                                      --               54
    Income taxes payable                                                      374          1,128
                                                                          -------        -------
                 Total current liabilities                                 47,688          9,435
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                   2,179         11,267
                                                                          -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares issued or outstanding                                     --             --
    Common stock, $.001 par value; 20,000,000 shares authorized;
         7,190,104 shares issued and outstanding at June 30, 1999
         and December 31, 1998, respectively                                    7              7
    Additional paid-in capital                                             20,450         20,450
    Retained earnings                                                       5,842          3,019
                                                                          -------        -------
                 Total stockholders' equity                                26,299         23,476
                                                                          -------        -------
                                                                          $76,166        $44,178
                                                                          =======        =======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                    (in thousands, except per share amounts)

                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                    --------------------      --------------------
                                                      1999         1998         1999         1998
                                                    -------      -------      -------      -------
                                                         (Unaudited)               (Unaudited)
NET REVENUES                                        $15,748      $ 4,418      $29,317      $ 8,095
COST OF SALES AND SERVICE                             9,900        2,242       18,860        4,351
                                                    -------      -------      -------      -------
                 Gross profit                         5,848        2,176       10,457        3,744
                                                    -------      -------      -------      -------
OPERATING EXPENSES:
    Selling and marketing                             1,223          313        2,034          544
    General and administrative                        1,302          309        2,637          473
                                                    -------      -------      -------      -------
                 Total operating expenses             2,525          622        4,671        1,017
                                                    -------      -------      -------      -------
                 Income from operations               3,323        1,554        5,786        2,727
                                                    -------      -------      -------      -------
OTHER EXPENSE
     Interest expense, net                              682           72        1,055          131
     Deferred financing fees                             99         --             99         --
                                                    -------      -------      -------      -------
                 Income before income taxes           2,542        1,482        4,632        2,596
PROVISION FOR INCOME TAXES                            1,009          266        1,809          265
                                                    -------      -------      -------      -------
                 Net income                         $ 1,533      $ 1,216      $ 2,823      $ 2,331
                                                    =======      =======      =======      =======
PRO FORMA DATA:
    Income before incomes taxes as reported         $  --        $ 1,482      $  --        $ 2,596
    Pro forma income tax expense                       --            593         --          1,038
                                                    -------      -------      -------      -------
    Pro forma net income                            $  --        $   889      $  --        $ 1,558
                                                    -------      -------      -------      -------
EARNINGS PER SHARE AND PRO FORMA BASIC
    EARNINGS PER SHARE                              $  0.21      $  0.18      $  0.39      $  0.35
                                                    =======      =======      =======      =======
EARNINGS PER SHARE AND PRO FORMA DILUTED
    EARNINGS PER SHARE                              $  0.21      $  0.18      $  0.38      $  0.35
                                                    =======      =======      =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING AND PRO
    FORMA WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic                                           7,190        4,825        7,190        4,464
                                                    =======      =======      =======      =======
      Diluted                                         7,316        4,828        7,447        4,467
                                                    =======      =======      =======      =======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                 (in thousands)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                               1999             1998
                                                                             --------         --------
                                                                                    (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  2,823         $  2,331
Adjustments to reconcile net income to cash used
in operating activities:
    Depreciation and amortization                                                 668               48
    (Increase) decrease in trade and other receivables                         (5,136)             439
    Decrease in receivables from affiliate                                       --                  1
    Increase in unbilled accounts receivable                                     (209)            --
    Increase in inventories                                                   (15,643)          (5,847)
    Increase in prepaid expenses                                                 (394)             (65)
    Increase in other assets                                                   (1,037)            --
    Increase in accounts payable and accrued expenses                           4,834              610
    Increase in customer deposits                                                --                 83
    Decrease in payables to affiliates                                            (54)            --
    (Decrease) increase in income taxes payable                                  (753)             265
                                                                             --------         --------
                 Net cash used in operating activities                        (14,901)          (2,135)
                                                                             --------         --------
INVESTING ACTIVITIES:
    Investments                                                                  --                (75)
    Assets held for lease                                                      (5,160)            --
    Acquisition costs                                                          (5,089)            (176)
                                                                                  (48)            --
                                                                             --------         --------
                        Net cash used in investing activities                 (10,297)            (251)
                                                                             --------         --------
FINANCING ACTIVITIES:
    Net borrowings on revolving line of credit                                 35,959            1,450
    Repayment of long-term debt                                               (10,821)            (121)
    Issuance/(Principal repayments) on notes payable
       to related parties, net                                                   --             (1,502)
    Increase in deferred financing fees                                        (1,866)            --
    Net proceeds from initial public offering                                    --             10,269
    Distribution to stockholders                                                 --             (3,101)
                                                                             --------         --------
                 Net cash provided by financing activities                     23,272            6,995
                                                                             --------         --------
                 Net (decrease) increase in cash and cash equivalents          (1,926)           4,609
CASH AND CASH EQUIVALENTS, beginning of year                                    2,150              751
                                                                             --------         --------
CASH AND CASH EQUIVALENTS, end of period                                     $    224         $  5,360
                                                                             ========         ========

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements include the accounts of American Aircarriers Support, Incorporated, a Delaware corporation, and its wholly-owned subsidiaries AAS Engine Services, Inc., AAS Landing Gear Services, Inc., AAS Amjet, Inc., and AAS Complete Controls, Inc. (collectively "AAS" or "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1998, has been derived from the audited consolidated financial statements of the Company as of that date. Certain pro forma information has been provided in connection with the initial public offering of securities (Note 3). Operating results for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles here have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

2.  LINE OF CREDIT:

Effective May 25, 1999, the Company entered into a five-year revolving credit agreement and capital expenditure loan facility ("Credit Agreement") with Bank of America (the "agent") and other financial institutions (the "lenders"). The Credit Agreement provides a line of credit up to $100 million, of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million line of credit, which was repaid in full from the proceeds of the new facility. The Company also wrote off deferred financing fees of $98,874 associated with the previous line of credit. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the London Interbank Offered Rate ("LIBOR") or the prime rate, depending on certain indebtedness ratios. The Credit Agreement, of which $39.2 million and $2.2 million were outstanding under the revolver and capital expenditure loan facility, respectively, at June 30, 1999, contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the Company's outstanding receivables and inventories, with certain exclusions, The Credit Agreement is secured by substantially all of the assets of the Company.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

3.  PRO FORMA FINANCIAL INFORMATION:

PRO FORMA STATEMENT OF OPERATIONS INFORMATION

In conjunction with the initial public offering on May 28, 1998, the Company terminated its status as an S corporation. The pro forma data in the statement of operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the periods presented. Pro forma net income includes a provision for income taxes as if the Company was subject to federal and state income taxes as described above at an effective tax rate of approximately 40% for the three and six months ended June 30, 1998.

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

The computation of pro forma basic earnings per common share is as follows - in thousands, except for per share amounts:

                                                             THREE MONTHS      SIX MONTHS ENDED
                                                            ENDED JUNE 30,         JUNE 30,
                                                                 1998                1998
                                                            --------------     ----------------
Pro forma net income                                            $   889            $ 1,558
                                                                =======            =======
Pro forma weighted average shares outstanding                     4,825              4,464
                                                                -------            -------
Pro forma basic earning per share                               $  0.18            $ 0 .35
                                                                =======            =======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

3.  PRO FORMA FINANCIAL INFORMATION - CONTINUED:

PRO FORMA EARNINGS PER SHARE - CONTINUED

Computation of pro forma diluted earnings per common share - in thousands, except per share amounts:

                                                                   THREE MONTHS      SIX MONTHS ENDED
                                                                   ENDED JUNE 30,        JUNE 30,
                                                                       1998                1998
                                                                   --------------    ----------------
Pro forma net income                                                  $  889              $2,596
                                                                      ======              ======
Pro forma weighted average
 shares outstanding:                                                   4,825               4,465
Pro forma dilutive common stock option at average market price             3                   2
                                                                      ------              ------
Pro forma weighted average dilutive shares outstanding                 4,828               4,467
                                                                      ------              ------
Pro forma earnings per share                                          $ 0.18              $ 0.35
                                                                      ======              ======


4.  EARNINGS PER SHARE:

The computation of basic earnings per share in accordance with SFAS No. 128 is as follows - in thousands, except per share amounts:

                                       THREE MONTHS    SIX MONTHS
                                           ENDED          ENDED
                                          JUNE 30,       JUNE 30,
                                            1999          1999
                                       ------------    ----------
Net income as reported                     $1,533        $2,823
                                           ======        ======
Weighted average shares outstanding         7,316         7,447
                                           ------        ------
Basic earnings per share                   $ 0.21        $ 0.39
                                           ======        ======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

4.  EARNINGS PER SHARE - CONTINUED:

The computation of diluted earnings per share in accordance with SFAS No. 128 is as follows - in thousands except per share amounts:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                                    1999                  1999
                                            ------------------      ----------------
Net income as reported                             $1,533                $2,823
                                                   ======                ======

Weighted average shares outstanding                 7,190                 7,190
Effect of dilutive securities                         126                   257
                                                   ------                ------
Diluted weighted average shares outstanding         7,316                 7,447
                                                   ------                ------
Diluted earnings per share                         $ 0.21                $ 0.38
                                                   ======                ======


5.  BUSINESS COMBINATION:

Effective April 1, 1999, the Company completed the acquisition of Complete Controls, Inc. ("CCI") for a purchase price of $600,000, reduced by an agreed-upon working capital adjustment, and the assumption of certain liabilities. The purchase price consisted of $150,000 in cash and promissory notes for the balance of the purchase price, payable over two years, issued to the prior owners. CCI is a FAA-certified maintenance, repair and overhaul facility specializing in flight control surfaces. Flight control surfaces include the flaps, slats and rudders of an aircraft.

The CCI acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of CCI for the period from April 1, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations are finalized.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999:

                                                     Three Months Ended          Six Months Ended
                                                       March 31, 1999              June 30, 1999
                                                     ------------------          -----------------

           Pro forma revenues                           $   14,183                  $   29,932
           Pro forma net income                              1,223                       2,757
                                                        ------------                ------------
           Pro forma basic earnings per share                 0.17                        0.38
           Pro forma diluted earnings per share         $     0.17                  $     0.37
                                                        ============                ============

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

RESULTS OF OPERATIONS

Recent Developments

On June 1, 1999, the Company entered into a service contract to provide all engine repairs and restorations of JT8 engines for Amerijet International, Inc.'s ("Amerijet") fleet of 10 B727 aircraft. Amerijet is an international cargo airline servicing North America, the Caribbean, Mexico and Latin America. The contract includes maintenance, repairs, overhauls and the additional services of troubleshooting, boroscope inspections and management of insurance claims. The agreement is effective for a term of five (5) years with annual revenues of approximately $4.0 million.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

Comparison of Three Months Ended June 30, 1999 and 1998

Net revenues increased approximately $11.3 million, or 257%, to $15.7 million in the three months ended June 30, 1999 from $4.4 million in the corresponding period in 1998. Approximately $6.8 million of the increase in net revenues for the second quarter of 1999 was derived from the companies acquired during the fourth quarter of 1998 and the second quarter of 1999, and $4.5 million of the increase in net revenues was generated through internal growth.

Cost of sales and service totaled approximately $9.9 million, or 63% of net revenues, in the second quarter of 1999, compared with $2.2 million, or 51% net of revenues, in the second quarter of 1998. Gross profit increased 169% to $5.8 million for the three months ended June 30, 1999, compared with $2.2 million for the same period last year. As a percentage of revenues, gross profit was approximately 37% of revenues in the three months ended June 30, 1999, compared with approximately 49% in the three months ended June 30, 1998. The decline in the gross profit margin percentage in 1999 was due to the change in product mix resulting from the inclusion of the Maintenance, Repair and Overhaul ("MRO") operations that were acquired during the fourth quarter of 1998.

Selling and marketing expenses increased $0.9 million, or 288%, to $1.2 million in the three months ended June 30, 1999 from $0.3 million in the three months ended June 30, 1998. This increase primarily reflects compensation expenses related to additional staffing, fees paid to outside agents, sales related travel necessary to facilitate the increased revenues and the increase in expenses related to the recently acquired operations. As a percentage of net revenues, selling and marketing expenses increased to 7.8% in the three months ended June 30, 1999, compared to 7.1% of net revenues in the three months ended June 30, 1998.

General and administrative expenses increased $1.0 million, or 324%, to $1.3 million in the three months ended June 30, 1999 from $0.3 million in the comparable 1998 period. The majority of the increase in expenses is attributable to the approximately $0.9 million of general and administrative expenses associated with the recently acquired operations. As a percentage of net revenues for the three months ended June 30, 1999, general and administrative expenses were 8.3%, compared with 6.9% of net revenues in the three months ended June 30, 1998.

Net interest expense for the three months ended June 30, 1999 increased by $0.6 million to approximately $0.7 million, compared to $0.1 million in the three months ended June 30, 1998. This increase is due to the higher levels of indebtedness outstanding used to finance the recent acquisitions, inventory acquisitions and equipment held for lease.

During the three months ended June 30, 1999, the Company wrote off approximately $0.1 of deferred financing fees. The one-time charge was a result of the restructuring of the Company's credit facility (see note 2).

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Comparison of Three Months Ended June 30, 1999 and 1998 - continued

As a result of the above, net income before taxes increased $1.0 million, or 72%, to $2.5 million in the second quarter of 1999 from $1.5 million in the same period in 1998. Net income after the provision for income tax expense of $1.0 million was $1.5 million ($0.21 per diluted share) for the three months ended June 30, 1999. AAS became subject to income taxes on May 28, 1998 when it terminated its election to be taxed as an S corporation in connection with its initial public offering. However, to allow comparisons with future periods, pro forma federal and state income taxes have been assumed. Based on this assumption, pro forma net income after the pro forma income tax provision of $0.6 million was $0.9 million ($0.18 per pro forma diluted share) for the three months ended June 30, 1998. Weighted average diluted shares outstanding increased 2.5 million shares, or 52%, to 7.3 million shares outstanding during the three month period ended June 30, 1999 compared with pro forma weighted average shares outstanding of 4.8 million during the three month period ended June 30, 1998.

Comparison of Six Months Ended June 30, 1999 and 1998

Net revenues increased $21.2 million or 262%, to $29.3 million in the six months ended June 30, 1999 from $8.1 million in the six months ended June 30, 1998. Approximately $10.6 million of the increase in net revenues for the six months ended June 30, 1999 was derived from companies acquired during the fourth quarter of 1998 and the second quarter of 1999, and $10.6 million of the increase in net revenues was generated through internal growth.

Cost of sales and service totaled $18.9 million for the six months ended June 30, 1999, a $14.5 million or 333% increase from $4.4 million in the six months ended June 30, 1998. Gross profit increased $6.7 million or 179%, to $10.5 million in the six months ended June 30, 1999 from $3.7 million in the six months ended June 30, 1998. As a percentage of net revenues, gross profit decreased to 36% in the six months ended June 30, 1999, from 46% in the comparable 1998 period. The decline in gross profit margin percentage in 1999 is due to the change in product mix resulting from the inclusion of MRO operations that were acquired in the fourth quarter of 1998.

Selling and marketing expenses increased $1.5 million, or 274%, to $2.0 million in the six months ended June 30, 1999 from $0.5 million in the six months ended June 30, 1998. This increase primarily consists of fees paid to sales agents, higher compensation expense related to additional sales personnel, sales related travel, advertising costs, and the increase in expenses related to the recently acquired operations. As a percentage of net revenues, selling and marketing expenses increased to 6.9% in the six months ended June 30, 1999 from 6.7% in the comparable 1998 period.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Comparison of Six Months Ended June 30, 1999 and 1998 - continued

General and administrative expenses increased $2.2 million, or 459%, to $2.6 million in the six months ended June 30, 1999 from $0.5 million in the comparable 1998 period. The majority of the increase in expenses is attributable to the approximately $1.5 million of general and administrative expenses associated with the recently acquired operations. Expenses such as rent and depreciation associated with the relocation of the corporate offices and warehouse, insurance, along with increased professional fees associated with operating as a public entity, also increased during the comparative periods. As a percentage of net revenues, general and administrative expenses increased to 9.0% in the six months ended June 30, 1999 from 5.8% in the six months ended June 30, 1998.

Net interest expense increased to $1.1 million in the six months ended June 30, 1999, from net interest expense of $131,000 in the six months ended June 30, 1998. The increase in net other expense reflects interest charges associated with higher levels of indebtedness outstanding under the Credit Agreement.

During the six months ended June 30, 1999, the Company wrote off approximately $0.1 of deferred financing fees. The one-time charge was a result of the change in the Company's credit facility (see note 2).

As a result of the above, net income before taxes increased $2.0 million, or 78%, to $4.6 million in the six months ended June 30, 1999 from $2.6 million in the same period in 1998. Net income after the provision for income tax expense of $1.8 million was $2.8 million ($0.38 per diluted share) for the six months ended June 30, 1999. AAS became subject to income taxes on May 28, 1998 when it terminated its election to be taxed as an S corporation in connection with its initial public offering. However, to allow comparisons with future periods, pro forma federal and state income taxes have been assumed. Based on this assumption, pro forma net income after the pro forma income tax provision of $1.0 million was $1.6 million ($0.35 per pro forma diluted share) for the six months ended June 30, 1998. Weighted average diluted shares outstanding increased 2.9 million shares, or 67% to 7.4 million shares outstanding during the six month period ended June 30, 1999 compared with pro forma weighted average shares outstanding of 4.5 million during the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity for AAS prior to completion of the May 1998 initial public offering were cash flows from operating activities, borrowings under the prior credit facility and advances from its two founders. AAS requires capital to purchase inventory, to fund product servicing and overhaul facilities, for normal operating expenses and for general working capital purposes.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

In May 1999 the Company entered into a five-year revolving credit agreement and capital expenditure loan facility ("Credit Agreement") which provides a line of credit up to $100 million, of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million revolving line of credit, amounts of which were repaid prior to the effective date. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the London Interbank Offered Rate ("LIBOR") or the prime rate, depending on the number of loans outstanding and on certain indebtedness ratios.

As of June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $224,000, net accounts receivable of $9.2 million and up to $50.8 million (determined by an availability calculation based on the eligible borrowing base), and $7.8 million of borrowings available under the revolver and capital expenditure line, respectively, of the Credit Agreement. The Company had working capital of $0.9 million and long-term debt of $2.2 million at June 30, 1999.

For the six months ended June 30, 1999, operating activities used cash of $14.9 million, primarily for increases in inventory and accounts receivable, which were partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities during the six months ended June 30, 1999 was $10.3 million, reflecting the purchase of fixed assets and assets held for lease as well as increased acquisition costs that were incurred in connection with the Company's purchase of Complete Controls, Inc., which closed on April 1, 1999. Net cash provided by financing activities during the six months ended June 30, 1999, was $23.3 million, which consisted of net borrowings under the Credit Agreement.

Capital expenditures were approximately $5.1 million for the six months ended June 30, 1999. The expenditures were primarily for equipment purchases and leasehold improvements necessary for the expansion of the Company's maintenance, repair and overhaul facilities. The increase in assets held for lease of $5.2 million primarily relates to a Pratt & Whitney engine purchased in March 1999. At June 30, 1999, the Company had outstanding commitments to acquire machinery and equipment of approximately $3.5 million.

Existing cash balances, accounts receivable and amounts available under the Credit Facility are anticipated to be sufficient to meet future short-term capital requirements. If the Company's capital requirements increase, the Company could be required to secure additional sources of capital. There can be no assurance the Company will be capable of securing additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

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

Management of AAS believes all of its systems and those of the acquired companies will be fully Year 2000 compatible by September 30, 1999, and that amounts currently budgeted for hardware and software upgrades will be sufficient to address expenses associated with any Year 2000 issues. Approximately $255,000 was expended during 1998, approximately $256,000 and $568,000 was expended in the three and six months ended June 30, 1999, respectively, and approximately $500,000 is expected to be spent expenditure during the remainder of 1999 for information systems acquisition and development. As many of these expenditures are for the replacement of information and operational systems, a significant portion of these expenditures will be capitalized. Management does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance. Failure to achieve full Year 2000 compliance prior to December 31, 1999, could have a material adverse impact on results of operations of AAS.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information of public companies about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is in one business segment, as a supplier of aviation services including the sale, maintenance, repair and overhaul of spare parts and engines.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact the Company's financial reporting.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable

(b)      Not applicable

(c)      Not applicable

(d)      Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 11, 1999, the following proposals were adopted by the vote specified below:

Proposal #1         Election Of Directors             For              Withhold
                    Karl F. Brown                  5,194,134            3,600
                    Joseph E. Civiletto            5,196,134            1,600
                    Anton K. Khoury                5,196,134            1,600
                    Michael F. Evans               5,195,134            1,600
                    David M. Furr                  5,195,134            2,600
                    Pamela K. Clement              5,195,134            2,600
                    James T. Comer, III            5,196,134            1,600

Proposal #2         To consider and act upon an amendment to increase the number of shares of common stock authorized for issuance under the Company's 1998 omnibus stock option plan by an additional
                    450,000 shares.

                             For             Against           Abstain
                           5,178,935         14,899              3,900

Proposal #3         To ratify the appointment of Arthur Andersen LLP as auditors of the Company.

                             For             Against           Abstain
                           5,194,344                             3,400

ITEM 5 - OTHER INFORMATION

None

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit 27 - Financial Data Schedule

Exhibit 10.4 - Loan and Security Agreement Dated May 25, 1999 Among American Aircarriers Support, Incorporated and The Financial Institutions Party and Nationsbank, N.A.

(b)   Reports on Form 8-K

None

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


American Aircarriers Support, Incorporated


 (Registrant)


Date:  August 12, 1999


By: /s/Elaine T. Rudisill
    ---------------------

Elaine T. Rudisill


(Principal Financial and Accounting Officer)