Form 10QSB
period 1999-09-30
AMERICAN AIRCARRIERS SUPPORT INC
filed 1999-11-15
CIK 1056286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended             Commission File No.
                   SEPTEMBER 30, 1999                  0-24275
                   ------------------                  -------

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                      52-2081515
                      --------                      ----------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)


          587 GREENWAY INDUSTRIAL DRIVE
            FORT MILL, SOUTH CAROLINA                    29715
          -----------------------------                  -----
    (Address of principal executive offices)           (Zip code)

                                 (803) 548-2160
                                 --------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Common Shares Outstanding at November 9, 1999
                                    7,190,104

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS --SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)


                                                                                SEPTEMBER 30,   DECEMBER 31,
                                        ASSETS                                      1999            1998
                                                                                -------------   ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $   294        $ 2,150
    Receivables - Trade and other, net of allowances of $295,592 at
    September 30, 1999, and $255,592 at December 31, 1998, respectively             9,565          4,017
    Unbilled accounts receivable                                                    1,666            610
    Inventories                                                                    47,886         22,220
    Prepaid expenses                                                                  595            181
                                                                                  -------        -------
                 Total current assets                                              60,006         29,178
PROPERTY AND EQUIPMENT, net                                                         8,799          2,263
ASSETS HELD FOR LEASE                                                               6,055          1,725
GOODWILL AND ACQUISITION COSTS, net of amortization                                10,230         10,446
DEFERRED FINANCING FEES                                                             1,677           --
OTHER ASSETS                                                                        1,190            566
                                                                                  -------        -------
                                                                                  $87,957        $44,178
                                                                                  =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving line of credit                                                      $45,886        $ 3,250
    Current maturities of long-term debt                                             --            1,733
    Accounts payable and accrued expenses                                          10,824          3,270
    Accounts payable to related parties                                              --               54
    Income taxes payable                                                              471          1,128
                                                                                  -------        -------
                 Total current liabilities                                         57,181          9,435
                                                                                  -------        -------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                           2,756         11,267
                                                                                  -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares issued or outstanding                                             --             --
    Common stock, $.001 par value; 20,000,000 shares authorized;
         7,190,104 shares issued and outstanding at September 30, 1999 and
         December 31, 1998, respectively                                                7              7
    Additional paid-in capital                                                     20,450         20,450
    Retained earnings                                                               7,563          3,019
                                                                                  -------        -------
                 Total stockholders' equity                                        28,020         23,476
                                                                                  -------        -------
                                                                                  $87,957        $44,178
                                                                                  =======        =======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                    (in thousands, except per share amounts)


                                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                      --------------------------       -------------------------
                                                        1999             1998            1999             1998
                                                      --------         --------        --------         --------
                                                             (Unaudited)                      (Unaudited)
NET REVENUES                                          $ 17,722         $  7,345        $ 47,038         $ 15,441
COST OF SALES AND SERVICE                               11,159            4,366          30,018            8,718
                                                      --------         --------        --------         --------
                 Gross profit                            6,563            2,979          17,020            6,723
                                                      --------         --------        --------         --------
OPERATING EXPENSES:
    Selling and marketing                                1,296              448           3,330              992
    General and administrative                           1,462              260           4,099              732
                                                      --------         --------        --------         --------
                 Total operating expenses                2,758              708           7,429            1,724
                                                      --------         --------        --------         --------
                 Income from operations                  3,805            2,271           9,591            4,999
                                                      --------         --------        --------         --------
OTHER EXPENSE
     Interest (expense) income, net                       (982)              21          (2,037)            (110)
      Write off of deferred financing fees                --               --                (99)           --
                                                      --------         --------        --------         --------
                 Income before income taxes              2,823            2,292           7,455            4,889
PROVISION FOR INCOME TAXES                               1,102              917           2,911            1,183
                                                      --------         --------        --------         --------
                 Net income                           $  1,721         $  1,375        $  4,544         $  3,706
                                                      ========         ========        ========         ========
PRO FORMA DATA:
    Income before incomes taxes as reported           $   --           $   --          $   --           $  4,889
    Pro forma income tax expense                          --               --              --              1,956
                                                      --------         --------        --------         --------
    Pro forma net income                              $   --           $   --          $   --           $  2,933
                                                      ========         ========        ========         ========
EARNINGS PER SHARE AND PRO FORMA
    BASIC EARNINGS PER SHARE                          $   0.24         $   0.22        $   0.63         $   0.58
                                                      ========         ========        ========         ========
EARNINGS PER SHARE AND PRO FORMA DILUTED
    EARNINGS PER SHARE                                $   0.24         $   0.22        $   0.62         $   0.58
                                                      ========         ========        ========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING AND PRO
    FORMA WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic                                              7,190            6,312           7,190            5,087
                                                      ========         ========        ========         ========
      Diluted                                            7,308            6,312           7,333            5,087
                                                      ========         ========        ========         ========

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (in thousands)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             -------------------------
                                                                               1999             1998
                                                                             --------         --------
                                                                                    (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  4,544         $  3,706
Adjustments to reconcile net income to cash used
in operating activities:
    Depreciation and amortization                                               1,016              105
    Increase in trade and other receivables                                    (5,547)          (1,060)
    Increase in receivables from affiliate                                       --                 (9)
    Increase in unbilled accounts receivable                                   (1,056)            --
    Increase in inventories                                                   (25,666)          (8,027)
    Increase in prepaid expenses                                                 (415)            (211)
    Increase in other assets                                                     (744)            --
    Increase in accounts payable and accrued expenses                           7,554              397
    Increase in customer deposits                                                --                 31
    Decrease in payables to affiliates                                            (54)            --
    (Decrease) increase in income taxes payable                                  (656)             501
                                                                             --------         --------
                 Net cash used in operating activities                        (21,024)          (4,567)
                                                                             --------         --------
INVESTING ACTIVITIES:
    Investments                                                                  --                (75)
    Net assets held for lease                                                  (4,355)            (496)
    Acquisition costs                                                             (48)            --
    Capital expenditures                                                       (7,045)            (415)
                                                                             --------         --------
                        Net cash used in investing activities                 (11,448)            (986)
                                                                             --------         --------
FINANCING ACTIVITIES:
    Net borrowings(repayments) on revolving line of credit                     42,636           (1,000)
    Repayment of long-term debt                                               (10,244)            (121)
    Principal repayments on notes payable
     to related parties, net                                                                    (1,502)
    Net increase in deferred financing fees                                    (1,776)            --
    Net proceeds from initial public offering                                    --             11,630
    Distribution to stockholders                                                 --             (3,101)
                                                                             --------         --------
                 Net cash provided by financing activities                     30,616            5,906
                                                                             --------         --------
                 Net (decrease) increase in cash and cash equivalents          (1,856)             353

Cash and cash equivalents, beginning of year                                    2,150              750
                                                                             --------         --------
Cash and cash equivalents, end of period                                     $    294         $  1,103
                                                                             ========         ========

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated interim financial statements include the accounts of American Aircarriers Support, Incorporated, a Delaware corporation, and its wholly-owned subsidiaries AAS Engine Services, Inc., AAS Landing Gear Services, Inc., AAS Amjet, Inc., and AAS Complete Controls, Inc. (collectively "AAS" or "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1998, has been derived from the audited consolidated financial statements of the Company as of that date. Certain pro forma information has been provided in connection with the initial public offering of securities (Note 3). Operating results for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


2.  PRO FORMA FINANCIAL INFORMATION:

PRO FORMA STATEMENT OF OPERATIONS INFORMATION

In conjunction with the initial public offering on May 28, 1998, the Company terminated its status as an S corporation. The pro forma data in the statement of operations provides information as if the Company had been treated as a C Corporation for income tax purposes for the periods presented. Pro forma net income includes a provision for income taxes as if the Company was subject to federal and state income taxes as described above at an effective tax rate of approximately 40% for the nine months ended September 30, 1998.


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

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


2.  PRO FORMA FINANCIAL INFORMATION (CONTINUED):

PRO FORMA EARNINGS PER SHARE (CONTINUED)

The provisions of SFAS No. 128 have been adopted in determining pro forma basic and diluted EPS for the nine months ended September 30, 1999. The weighted average number of shares outstanding has been retroactively restated to give effect to the shares issued in the re-incorporation in Delaware.

The computation of pro forma basic earnings per common share is as follows - in thousands, except per share amounts:

                                                              NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998
                                                             ------------------
      Pro forma net income                                        $2,933
                                                                  ======
      Pro forma weighted average shares outstanding                5,087
                                                                  ------
      Pro forma basic earnings per share                          $ 0.58
                                                                  ======


Computation of pro forma diluted earnings per common share - in thousands, except per share amounts:

                                                                             NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 1998
                                                                            ------------------
      Pro forma net income                                                         $2,933
                                                                                   ======
      Pro forma weighted average shares outstanding:                                5,087
      Pro forma dilutive common stock option at average market price                 --
                                                                                   ------
      Pro forma weighted average dilutive shares outstanding                        5,087
                                                                                   ------
      Pro forma earnings per share                                                 $ 0.58
                                                                                   ------

3.  EARNINGS PER SHARE:

The computation of basic earnings per share in accordance with SFAS No. 128 is as follows for all periods presented below - in thousands, except per share amounts:


                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999  SEPTEMBER 30, 1999
                                                   ------------------  ------------------
      Net income as reported                            $1,721               $4,544
                                                        ------               ------
      Weighted average shares outstanding                7,190                7,190
                                                        ------               ------
      Basic earnings per share                          $ 0.24               $ 0.63
                                                        ------               ------

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

3.  EARNINGS PER SHARE (CONTINUED):

                                                   THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1998
                                                   ------------------
      Net income as reported                            $1,375
                                                        ------
      Weighted average shares outstanding                6,312
                                                        ------
      Basic earnings per share                          $ 0.22
                                                        ------

The computation of diluted earnings per share in accordance with SFAS No. 128 is as follows for all periods presented below - in thousands except per share amounts:

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                             ------------------   ------------------
Net income as reported                             $1,721              $4,544
                                                   ======              ======
Weighted average shares outstanding                 7,190               7,190
Effect of delutive securities                         118                 143
                                                   ------              ------
Diluted weighted average shares outstanding         7,308               7,333
                                                   ------              ------
Diluted earnings per share                         $ 0.24              $ 0.62
                                                   ======              ======

                                              THREE MONTHS ENDED
                                              SEPTEMBER 30, 1998
                                              ------------------
Net income as reported                             $1,375
                                                   ------
Weighted average shares outstanding                 6,312
Effect of delutive securities                        --
                                                   ------
Diluted weighted average shares outstanding         6,312
                                                   ------
Diluted earnings per share                         $ 0.22
                                                   ======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. The Company's future operating results may be affected by various trends and factors beyond the Company's control. Accordingly, past results and trends should not be used by investors to anticipate future results or trends. Future results of operations may vary due to numerous factors, many of which are beyond the control of the company. The factors are described in the Company's filing of the form 10-KSB and incorporated by reference herein.


OVERVIEW

The Company is an international supplier of aviation services, which include sales of aircraft components and spare parts in the redistribution market, maintenance, repair and overhaul of those components and parts, and engine management services, primarily to other maintenance and repair facilities, major commercial passenger and cargo airlines and other redistributors located throughout the world. Historically, revenues have been principally derived from the redistribution of engine components and spare parts for the Pratt & Whitney JT8D series of engines and, to a lesser extent, the General Electric CFM56, as well as avionics, rotable, repairable and expendable airframe components and spare parts for Boeing, Douglas and Airbus aircraft. The Company fulfills customers' requirements for engine and airframe components and spare parts through purchases of surplus aircraft for disassembly, bulk purchases of aircraft components and spare parts from aircraft operators, purchases of individual components and spare parts from other redistributors, consignments from aircraft operators and others, and exchanges of inventoried aircraft components and spare parts for components and spare parts that require service or overhaul. In the last quarter of 1998, AAS began to implement an acquisition strategy aimed primarily at integrating its aviation capabilities with related products such as engine management services, maintenance, repair and overhaul services and manufacturing capabilities, thereby becoming a full service "one stop" supplier of both aviation products and services for customers.


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 and 1998

Net revenues increased approximately $10.4 million, or 141.3%, to $17.7 million in the three months ended September 30, 1999 from $7.3 million in the corresponding period in 1998. Approximately $8.6 million of the increase in net revenues for the third quarter of 1999 was derived from the companies acquired during the fourth quarter of 1998 and the second quarter of 1999, and $1.8 million of the increase in net revenues was generated through internal growth.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Comparison of Three Months Ended September 30, 1999 and 1998 - continued

Cost of sales and service totaled approximately $11.2 million, or 63.0% of net revenues, in the third quarter of 1999, compared with $4.4 million, or 59.4% of net revenues, in the third quarter of 1998. Gross profit increased 120.3% to $6.6 million for the three months ended September 30, 1999, compared with $3.0 million for the same period last year. As a percentage of net revenues, gross profit was approximately 37.0% of net revenues in the three months ended September 30, 1999, compared with approximately 40.6% in the three months ended September 30, 1998. The decline in the gross profit margin percentage in 1999 was due to the change in product and service mix resulting from the inclusion of the Maintenance, Repair and Overhaul ("MRO") operations that were acquired during the fourth quarter of 1998.

Selling and marketing expenses increased $0.8 million, or 189.3%, to $1.3 million in the three months ended September 30, 1999 from $0.4 million in the three months ended September 30, 1998. This increase primarily reflects compensation expenses related to additional staffing, fees paid to outside agents, sales related travel necessary to facilitate increased revenues and the increase in expenses related to the recently acquired operations. As a percentage of net revenues, selling and marketing expenses increased to 7.3% in the three months ended September 30, 1999, compared to 6.1% of net revenues in the three months ended September 30, 1998.

General and administrative expenses increased $1.2 million, or 462%, to $1.5 million in the three months ended September 30, 1999 from $0.3 million in the comparable 1998 period. Approximately $0.6 million of the increase was associated with the recently acquired operations, while the remaining approximate $0.6 million of the increase reflects increases in business insurance, amortization of deferred financing fees, professional fees associated with being a public entity and compensation expenses related to the additional staffing necessary to support the Company's growth. As a percentage of net revenues for the three months ended September 30, 1999, general and administrative expenses were 8.2%, compared with 3.5% of net revenues in the three months ended September 30, 1998.

Net interest expense for the three months ended September 30, 1999 increased by $1.0 million to approximately $1.0 million, compared to net interest income in the three months ended September 30, 1998. This increase is due to the higher levels of indebtedness outstanding used to finance inventory acquisitions and equipment held for lease, the addition and expansion of our MRO operations and a general increase interest rates.

As a result of the above, income before income taxes increased $0.5 million, or 23.2%, to $2.8 million in the third quarter of 1999 from $2.3 million in the same period in 1998. Net income after provision for income tax expense of $1.1 million was $1.7 million ($0.24 per diluted share) for the three months ended September 30, 1999. Net income after income tax provision of $0.9 million was $1.4 million ($0.22 per diluted share) for the three months ended September 30, 1998. Weighted average diluted shares outstanding increased 1.0 million shares, or 15.8%, to 7.3 million shares outstanding during the three month period ended September 30, 1999 compared with weighted average shares outstanding of 6.3 million during the three month period ended September 30, 1998.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

Comparison of Nine Months Ended September 30, 1999 and 1998

Net revenues increased $31.6 million or 204.6%, to $47.0 million in the nine months ended September 30, 1999 from $15.4 million in the nine months ended September 30, 1998. Approximately $19.3 million of the increase in net revenues for the nine months ended September 30, 1999 was derived from companies acquired during the fourth quarter of 1998 and the second quarter of 1999, and $12.3 million of the increase in net revenues was generated through internal growth.

Cost of sales and service totaled $30.0 million for the nine months ended September 30, 1999, a $21.3 million or 244.3% increase from $8.7 million in the nine months ended September 30, 1998. The increase in cost of sold is mostly attributable to the increase in mix in sales of product and service (MRO). The labor component of the cost of service revenues (MRO) attributes to a higher cost of goods sold. Gross profit increased $10.3 million or 153.2%, to $17.0 million in the nine months ended September 30, 1999 from $6.7 million in the nine months ended September 30, 1998. As a percentage of net revenues, gross profit decreased to 36.2% in the nine months ended September 30, 1999, from 43.5% in the comparable 1998 period. The decline in gross profit margin percentage in 1999 is due to the change in product mix resulting from the inclusion of MRO operations that were acquired in the fourth quarter of 1998.

Selling and marketing expenses increased $2.3 million, or 235.7%, to $3.3 million in the nine months ended September 30, 1999 from $1.0 million in the nine months ended September 30, 1998. This increase primarily consists of fees paid to sales agents, higher compensation expense related to additional sales personnel, sales related travel and advertising cost associated with the higher sales volume, as well as the increase in expenses related to the recently acquired operations. As a percentage of net revenues, selling and marketing expenses increased to 7.1% in the nine months ended September 30, 1999 from 6.4% in the comparable 1998 period.

General and administrative expenses increased $3.4 million, or 459.9%, to $4.1 million in the nine months ended September 30, 1999 from $0.7 million in the comparable 1998 period. The majority of the increase in expenses is attributable to the approximately $2.1 million of general and administrative expenses associated with the recently acquired operations. Expenses such as rent and depreciation associated with the relocation of the corporate offices and warehouse and the additional rents required in the expansion of the MRO operations, along with insurance and increased professional fees associated with operating as a public entity, also increased during the comparative periods. As a percentage of net revenues, general and administrative expenses increased to 8.7% in the nine months ended September 30, 1999 from 4.7% in the nine months ended September 30, 1998.

Net interest expense increased to $2.0 million in the nine months ended September 30, 1999, from net interest expense of $0.1 million in the nine months ended September 30, 1998. The increase in net interest expense reflects interest charges associated with higher levels of indebtedness outstanding under the Credit Agreement (here in after defined) and a general increase in interest rates.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

Comparison of Nine Months Ended September 30, 1999 and 1998 - continued


During the nine months ended September 30, 1999, the Company wrote off approximately $0.1 million of deferred financing fees. The one-time charge was a result of the change in the Company's credit facility.

As a result of the above, income before income taxes increased $2.6 million, or 52.5%, to $7.5 million in the nine months ended September 30, 1999 from $4.9 million in the same period in 1998. Net income after the provision for income tax expense of $2.9 million was $4.5 million ($0.62 per diluted share) for the nine months ended September 30, 1999. AAS became subject to income taxes on May 28, 1998 when it terminated its election to be taxed as an S corporation in connection with its initial public offering. However, to allow comparisons with future periods, pro forma federal and state income taxes have been assumed. Based on this assumption, pro forma net income after the pro forma income tax provision of $2.0 million was $2.9 million ($0.58 per pro forma diluted share) for the nine months ended September 30, 1998. Weighted average diluted shares outstanding increased 2.2 million shares, or 44.2% to 7.3 million shares outstanding during the nine month period ended September 30, 1999 compared with pro forma weighted average shares outstanding of 5.1 million during the nine month period ended September 30, 1998.


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

In May 1999 the Company entered into a five-year revolving credit agreement and capital expenditure loan facility ("Credit Agreement") which provides a line of credit up to $100 million, of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million revolving line of credit which was repaid using proceeds under the Credit Facility. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the London Interbank Offered Rate ("LIBOR") or the prime rate, depending on the number of loans outstanding and on certain indebtedness ratios. In conjunction with entering into the new Credit Agreement, the Company also wrote off deferred financing fees of $0.1 million associated with the previous line of credit.

The Credit Agreement, of which $45.9 million and $2.8 million were outstanding under the revolver and capital expenditure loan facility, respectively, at September 30, 1999, contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the Credit Agreement, which includes the Company's outstanding receivables and inventories, with certain exclusions. The Credit Agreement is secured by substantially all of the assets of the Company.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

As of September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $0.3 million, net accounts receivable of $9.6 million, $7.3 million of borrowings available under the Capital Expenditure Loan Facility and additional borrowings (determined by an availability calculation based on the eligible borrowing base) available under the Credit Agreement. The Company had working capital of $2.8 million and long-term debt of $2.8 million outstanding under the Capital Expenditure Loan Facility at September 30, 1999.

For the nine months ended September 30, 1999, operating activities used cash of $21.0 million, primarily for increases in inventory and accounts receivable, which were partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities during the nine months ended September 30, 1999 was $11.5 million, reflecting the purchase of fixed assets and assets held for lease as well as increased acquisition costs that were incurred in connection with the Company's purchase of Complete Controls, Inc., which closed on April 1, 1999. Net cash provided by financing activities during the nine months ended September 30, 1999, was $30.6 million, which consisted of borrowings under the Credit Agreement, offset by the repayment of previously outstanding debt.

Capital expenditures were approximately $7.0 million for the nine months ended September 30, 1999. The expenditures were primarily for equipment purchases and leasehold improvements necessary for the expansion of the Company's maintenance, repair and overhaul facilities.

At September 30, 1999, the Company had outstanding commitments to acquire machinery and equipment of approximately $4.0 million that will be funded using the Capital Expenditure Loan Facility under the Company's Credit Agreement.

Existing cash balances, accounts receivable and amounts available under the Credit Facility are anticipated to be sufficient to meet future short-term capital requirements. If the Company's capital requirements increase, the Company could be required to secure additional sources of capital. There can be no assurance the Company will be capable of securing additional capital or that the terms upon which such capital may be available to the Company will be acceptable.

RECENT DEVELOPMENTS

On July 1, 1999, the Company entered into a lease agreement with a related party for additional space for expansion of one of our maintenance, repair and overhaul facilities. The expansion is expected to be completed and operational in the first quarter of 2000.

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

The information system used by the Company in tracking and processing inventory currently is non-compliant. The Company has contracted for the development of a proprietary system to replace the existing system. Testing and implementation of the system was expected to be completed in the third quarter of 1999. Certain necessary changes in the software development caused the testing and implementation of the system to be delayed until the fourth quarter of 1999. Testing and implementation are currently in process and the system is expected to be operational by December 1, 1999. Should management assess that the new system will not be implemented prior to the end of 1999, the Company can purchase and install upgrades of the existing system that are or will be Year 2000 compatible at a cost approximating $50,000.

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

Management of AAS believes all of its systems and those of the acquired companies will be fully Year 2000 compatible by December 31, 1999, and that amounts currently budgeted for hardware and software upgrades will be sufficient to address expenses associated with any Year 2000 issues. Approximately $0.3 million was expended during 1998, approximately $0.3 million and $0.9 million was expended in the three and nine months ended September 30, 1999, respectively, and approximately $0.2 million is expected to be spent during the remainder of 1999 for information systems acquisition and development. As many of these expenditures are for the replacement of information and operational systems, a significant portion of these expenditures will be capitalized. Management does not anticipate that any other material expenditures will be necessary to achieve Year 2000 compliance. Failure to achieve full Year 2000 compliance prior to December 31, 1999, could have a material adverse impact on results of operations of AAS.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for reporting information of public companies about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment, as a supplier of aviation services including the sale, maintenance, repair and overhaul of spare parts and engines.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not anticipate the adoption of the provisions of SFAS No. 133 will significantly impact the Company's financial reporting

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business operations. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


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

American Aircarriers Support, Incorporated

(Registrant)

Date:  November  15, 1999
By: /s/ Elaine T. Rudisill
Elaine T. Rudisill
(Principal Financial and Accounting Officer)