Form 10KSB40
period 1999-12-31
AMERICAN AIRCARRIERS SUPPORT INC
filed 2000-03-30
CIK 1056286

                                   FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to  ____________

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

                     COMMON STOCK, $.001 PAR VALUE PER SHARE

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 17, 2000, there were 7,210,304 shares of the registrant's common stock outstanding and the aggregate market value of the 2,698,272 shares of common stock (the registrant's only common equity) held by non-affiliates was $30,692,844 based on the closing sale price of the common stock on the Nasdaq National Market(R) on such date.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the registrant's proxy statement if filed with the SEC by May 1, 2000. If the proxy statement is not filed by that date, the information required by Part III of this Annual Report on Form 10-KSB will be filed with the SEC as an amendment to this Annual Report on Form 10-KSB by May 1, 2000. Certain exhibits listed in Part IV of this Annual Report on Form 10-KSB are incorporated by reference from prior filings made by the registrant with the SEC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         American Aircarriers Support, Incorporated ("AAS"), founded in 1985, provides integrated aviation maintenance, repair and overhaul services including spare parts for commercial airlines, cargo operators and maintenance and repair facilities worldwide. AAS offers engine and aircraft management services, maintenance, repair and overhaul of flight controls, landing gear systems and jet engines at its FAA licensed facilities, and, as of February 2000, heavy maintenance for complete aircraft. AAS is one of the few companies that specialize in both engine and airframe components and spare parts and also provides aviation services that include:

         o sale, lease or exchange of all major airframe and engine components and spare parts;

         o complete FAA and JAA (a consortium of European civil aviation regulatory authorities) certified maintenance, repair and overhaul ("MRO") services for engines, landing gear and flight control surfaces;

         o engine and aircraft management, insurance claims assistance and other services; and

         o as of February 2000, FAA certified heavy maintenance and modification for both narrow and wide body aircraft.

         Until the fourth quarter of 1998, substantially all of the revenues of AAS were derived from the sale of the following products:

         o Pratt & Whitney JT8 series engines and, to a lesser extent, General Electric CFM56 engines;

         o engine components and spare parts primarily for these two types of engines; and

         o airframe components and spare parts primarily for Boeing, McDonnell-Douglas and Airbus aircraft.

         In late 1998, AAS began to implement an acquisition strategy aimed primarily at expanding its redistribution sales capabilities by acquiring complementary businesses, including companies providing aviation services, specialized MRO services and heavy maintenance of the complete aircraft. The objective of AAS is to be a full service "one stop" supplier of products and services for customers. AAS has acquired substantially all of the assets of the following businesses that were, at the time of acquisition, conducting the business indicated:

         o Global Turbine Services, Inc. ("GTI") and its affiliate Turbine Inspections, Inc. ("TII"), an engine management service;

         o Condor Flight Spares, Inc. ("Condor"), a redistributor of landing gear parts and applicant for FAA certification to operate a MRO facility specializing in landing gear;

         o American Jet Engine Services, Inc. ("Amjet"), an FAA certified MRO facility specializing in jet engines;

         o Global Air Spares, Inc. ("GASI") and Atlantic Airmotive Corporation ("AAC"), both Amjet affiliates engaged in jet engine and engine parts redistribution;

         o Complete Controls, Inc. ("CCI"), an FAA certified MRO facility specializing in flight control surfaces such as flaps, slats and rudders; and

         o Santa Barbara Aerospace ("SBA"), an FAA certified facility specializing in independent provision of aircraft heavy maintenance and modification.

         GTI and TII were initially operated by AAS in Pembroke Pines, Florida as AAS Engine Services, Inc. In 1999, the name AAS Engine Services, Inc. was changed to Aviation Services, Inc. ("Aviation Services") and in January 2000, its operations were relocated to corporate headquarters in South Carolina. Amjet, GASI and AAC are now operated as AAS Amjet, Inc. ("AAS Amjet") headquartered in Miami, Florida. Condor operates as AAS Landing Gear Services, Inc. ("AAS Landing Gear") and is also headquartered in Miami, Florida. CCI operates in Tucson, Arizona as AAS Complete Controls, Inc. ("AAS Complete Controls"). The assets acquired from the prior operations of SBA are being utilized by AAS Aircraft Services, Inc. ("AAS Aircraft Services") in

San Bernardino, California. Unless otherwise indicated, the term AAS in this Annual Report on Form 10-KSB includes these five entities, AAS Technologies, Inc. ("AAS Technologies"), a subsidiary recently created to jointly develop certain technology solutions (collectively, the "Affiliated Companies") and AAS.

         AAS was incorporated in June 1985 in the State of South Carolina under the name Aviation Alloys, Inc. and commenced active operations under its current name in 1990. It was recapitalized, reincorporated in the State of Delaware and converted from a S Corporation to a C Corporation immediately prior to its initial public offering in May 1998. The principal executive office of AAS is located at 587 Greenway Industrial Drive, Lakemont Business Park, Fort Mill, South Carolina 29715. The phone number of the executive office is (803) 548-2160.


INDUSTRY OVERVIEW

         Management believes the annual worldwide market for aircraft components and parts is approximately $11 billion, of which approximately $1.7 billion is the estimated market for redistributed aircraft components and spare parts. Management also believes that the annual worldwide market for aircraft maintenance, repair and overhaul services is approximately $30 billion and expects that market to grow to approximately $36 billion by 2005. Approximately $4.5 billion of the estimated $30 billion current market is commercial airframe MRO services being provided in North America and 65% of those MRO services are being performed by the airlines' own facilities. The remaining 35% is being outsourced to independent MRO facilities such as those operated by AAS. According to the 1999 Boeing Report, global air travel is projected to increase approximately 63% by the year 2008, and the number of passenger and cargo aircraft in service will increase approximately from 12,600 to 19,100 in that same time period and to 28,400 in 2018. The aviation sales and service provider market is expected to continue to grow due to the number of aircraft that will require parts and service to meet the projected growth in the passenger and cargo airline industry. To meet the demand for aircraft, operators are expected to keep older aircraft in operation for a longer period of time. The 1999 Boeing Report estimates that two-thirds of the 12,600 aircraft in use in 1998 will still be in service in 2018. The primary market for redistribution sales and maintenance, repair and overhaul services will be these older aircraft. Accordingly, as an increased number of older commercial aircraft are kept in service, the demand for components and spare parts and MRO services to keep these aircraft in service also increases.

         The air passenger and air freight industries are highly competitive. In addition to the increasing aviation activity that in turn increases the demand for aviation services, the trends that management believes favor independent providers such as AAS include the following:

o Aircraft operators and MRO facilities are purchasing more components and spare parts from redistributors rather than from new parts manufacturers as redistributors are generally able to offer comparable parts quicker and cheaper than manufacturers;

o Price sensitive aircraft operators are increasingly outsourcing inventory management and parts leasing rather than purchasing and stocking parts, because outsourcing and leasing allow operators to reduce capital requirements for inventories and costs associated with managing inventories, increase the utilization of third-party service providers and take advantage of just-in-time inventory management;

o Consolidation among parts providers and MRO service providers has increased as aircraft operators decrease the number of providers to reduce administrative costs, satisfy increased governmental regulatory scrutiny, streamline buying decisions and assure quality; and

o Airlines tend to prefer to use well-capitalized fully integrated parts and service suppliers that are capable of providing improved documentation and traceability, particularly through sophisticated information systems, larger inventories, more timely service and turn-around, higher standards of quality control and, most importantly, "one stop shopping" or integrated solutions for supply, maintenance, repair and overhaul of aircraft components and spare parts.

BUSINESS STRATEGY

         AAS's strategy is to enhance its position as a leading international aviation service provider. In 1999, AAS focused on integrating its acquisitions and building its infrastructure for growth. AAS's strategy for 2000 is to further expand the service component of its business through internal growth and the pursuit of additional acquisitions or joint ventures that have complementary businesses. The MRO service business is highly complementary to AAS's traditional parts distribution business and offers substantial economies of scale. And the timely availability of AAS's extensive parts inventory enhances its MRO service operations and allows AAS to better service its MRO customers. AAS also expects to continue taking a larger market share in existing product lines through focused marketing and customer support programs that maximize cross-selling opportunities and through development of an innovative internet marketing solution. AAS also plans to further expand its inventory and rotable exchange pools to include additional aircraft and engine types.

         In accordance with its strategy to expand the service component of its business through internal growth, AAS is spending in excess of $11.5 million in expanding and equipping facilities to increase the capacity of its existing MRO services. To further expand its services offered, it recently purchased substantially all of the assets used in the operation of an FAA certified facility that had specialized in heavy maintenance and modification of the complete narrow and wide body aircraft. AAS leased the facilities used for these services from the San Bernardino International Airport Authority and commenced operations as AAS Aircraft Services in February 2000.

         AAS is an industry leader in technology, having recently implemented an innovative document-imaging program for its inventory traceability that keeps records in accordance with strict industry standards. AAS intends to leverage its knowledge of the industry into expanded uses of technology. In February 2000, AAS created AAS Technologies, Inc. as a wholly owned subsidiary to enter into a technology partnering agreement with SupplyAccess(TM) for the joint development of an internet-based business-to-business ("B2B") distribution model for aviation parts and service. Traditionally, parts have been listed, without prices, on one of two legacy electronic listing systems. AAS recognized that there was a substantial market for real-time inventory and price listings in a business-to-business internet-based marketplace and that a B2B solution would substantially improve the supply chain by linking sellers, whether third party distributors or OEM manufacturers, with users, such as air carriers and overhaul service providers. AAS Technologies is working with SupplyAccess(TM) to develop and market a business-to-business e-Procurement solution for the aerospace industry similar to those solutions already developed for the information technology industry and applied to numerous other industries.


OPERATIONS

             The principal source of AAS's revenues and operating income growth in fiscal 1999 has been provided by the vertical integration of new services with, and expansion of, its redistribution capabilities. AAS can now provide aviation services at its FAA and JAA certified maintenance, repair and overhaul facilities that specialize in engines, landing gear and flight control surfaces; asset management programs that provide engine management, aircraft fleet management and insurance consultation; supply chain management solutions; and, as of February of this year, FAA certified heavy maintenance and modification services for both narrow and wide body aircraft.


         Revenues from redistribution capabilities are derived from the sale of engines, engine components and spare parts and airframe components and spare parts in the redistribution market. AAS generates these revenues primarily from purchasing engines, engine components and spare parts and airframe components and spare parts, having necessary repairs made by certified repair facilities (including its own facilities when applicable), then selling those products from its extensive inventory. AAS also derives revenue from consignment sales and exchange transactions. AAS has also generated revenues from leasing engines and select airframe components and spare parts to aircraft operators. Both large and small aircraft operators seeking to lower working capital requirements, capital expenditures and overhead expenses are beginning to lease complete engines and airframe parts rather than maintain spare engine and airframe pools. Accordingly, AAS has the ability to re-lease, sell or disassemble the aircraft or engines for components and spare parts at the expiration of the lease term.

PRODUCTS

         Complete Engines. AAS has historically concentrated on the Pratt & Whitney JT8 series engines and, to a lesser extent, General Electric CFM56 engines. Industry sources estimate that the JT8D engine powers approximately 40% of commercial aircraft worldwide, including Boeing 737-100 and -200 aircraft, 727 aircraft and McDonnell-Douglas MD80 and DC-9 aircraft. The CFM56 is used to power aircraft including Boeing 737- 300, -400 and -500 aircraft, McDonnell-Douglas DC-8 aircraft and a variety of Airbus aircraft. It is the second most popular engine worldwide based on the number of aircraft powered by this engine type. Production of the JT8D-1 through -17 ceased in 1987. However, the JT8D-200 is still currently in production and management expects approximately 80 new engines will be produced in 2000. Although the JT8D-1 through -17 is no longer produced, operators of existing narrow-body aircraft continue to maintain their JT8D engines because there is no cost-effective replacement for those engines.

         AAS generally purchases most of its engines in non-serviceable condition, completes the necessary repairs in its own certified repair facility, and then resells or leases the completely overhauled engines. Where possible, AAS uses engine components and spare parts from its own inventory in order to minimize out-of-pocket repair cost and maximize inventory turnover.

         Engine Components and Spare Parts. Inventory of engine components and spare parts consists of over 250,000 total items, most of which were obtained by the purchase and disassembly of complete engines. Generally, engine components and spare parts are purchased in "as removed" condition and therefore require repair or overhaul by a certified repair facility prior to being returned to service on an aircraft.

         Airframe Components and Spare Parts. Inventory of airframe components and spare parts consists primarily of rotables for Boeing, McDonnell-Douglas and Airbus aircraft. Through the purchases of rotable inventories and components and the disassembly of complete aircraft, AAS supports the entire aircraft. After purchase, and disassembly if required, the components and spare parts are inspected and repairs are commissioned as required. AAS has a broad selection of over 200,000 total individual airframe components and spare parts in inventory.

         Landing Gear Components and Spare Parts. Inventory of landing gear components and spare parts consists of over 200,000 total items. Generally, landing gear components and spare parts are purchased in "as removed" condition and therefore require repair or overhaul by a certified repair facility prior to being returned to service on an aircraft.

         Controls Components and Spare Parts. Inventory relating to flight controls consists of over 160,000 total items. Generally, flight control surfaces are purchased in "as removed" condition and therefore require repair or overhauled by a certified repair facility prior to being returned to service on an aircraft.


SERVICES

         Each of AAS's acquisitions have enabled AAS to expand the services that it offers to its customers. Services now include engine maintenance, repair and overhaul; landing gear maintenance, repair and overhaul, flight control surface maintenance, repair and overhaul; aviation services, and, as of February 2000, heavy maintenance and modification for both narrow and wide body aircraft.

         Engine Maintenance, Repair and Overhaul. Through its FAA and JAA certified repair facility operated as AAS Amjet in Miami, Florida, AAS provides complete engine overhaul and component repair services, specializing in JT8D and JT3D engines. AAS is able to offer its customers reduced down time through AAS engine leasing programs. Current capacity is approximately 40 engine overhauls per year in two engine bays and is focused primarily on JT8 engines. AAS is adding a new facility that will have capacity to service approximately 200 engines per year and will be able to service multiple engine types. The higher capacity will enable AAS to enter into long-term contracts and to attract business from larger customers that need several engines serviced at the same time. The Company is investing approximately $4.7 million in this facility and equipment which is expected to open this year.

         Landing Gear Maintenance, Repair and Overhaul. Through its FAA and JAA certified repair facility operated as AAS Landing Gear in Miami, Florida, AAS provides complete landing gear overhaul and component repair services for both narrow-body and wide-body aircraft. AAS is one of only five non-airline overhaul facilities in the United States that overhauls wide-body landing gear. AAS also offers exchange gear programs for B747 passenger, B747 freighter, B737, B757, B727, B707, L1011, DC-9 and DC-10 aircraft. AAS is in the process of establishing a new plating facility and a machine shop in Florida. AAS is investing approximately $5.0 million in this facility and it is expected to open in the second quarter of this year.

         Flight Control Surface Maintenance, Repair and Overhaul. Through its FAA and JAA certified repair station operated as AAS Complete Controls in Tucson, Arizona, AAS offers flight control surfaces such as flaps, slats and rudders for exchange. The repair station specializes in repairs for Boeing 727, 737, 747, McDonnell- Douglas MD80 and Airbus A300, A310, A320 and A340 aircraft. AAS is one of approximately 10 repair stations worldwide to have a licensing agreement with Airbus. AAS believes it has one of the largest exchange pools of flight control surfaces in the world. Expansion of the flight control surface repair facility in Tucson was completed in February 2000. The expansion enables AAS Complete Controls to approximately triple its capacity for repair and overhaul. The Company invested approximately $3.5 million in this facility and equipment.

         Aviation Services Through Aviation Services, Inc., AAS provides total aviation powerplant management services and aircraft fleet management for leasing companies and small fleet operators/owners, and services including borescoping, trend monitoring, engine condition analysis and valuation. AAS also offers services such as F.O.D. (foreign object damage ) investigations and claims administration. Through a strategic alliance with BAX Global, a subsidiary of the Pittson BAX Group, AAS can also provide additional services, including integrated supply chain management, with BAX Global providing logistics support and warehouse management and AAS providing parts and technical support.

         Heavy Maintenance and Modification. In February 2000, AAS purchased the assets used in the operation of an FAA certified facility that had specialized in heavy maintenance and modification of the narrow and wide body aircraft. AAS leased the facilities used for these services, approximately 600,000 square feet of shop and hanger space, from the San Bernardino International Airport Authority and commenced operations as AAS Aircraft Services in February 2000. Services offered at this facility include Schedule "A", "B", "C" and "D" level inspections, block overhauls and repairs, corrosion prevention and control programs and exterior stripping and painting. The level of inspection and the services performed at each level vary depending upon the individual aircraft operator's FAA-certified maintenance program. The "C" and "D" level inspections are quite comprehensive and will usually take several weeks to complete, depending upon the scope of the services to be performed. Modification services include painting, interior refurbishing and reconfiguration of passenger seating, installation of passenger amenities, cargo conversions and avionics installations.

         AAS supports a wide range of service capabilities through these facilities and entities. In addition, AAS generally has established parts inventory in each of these specialty areas to permit immediate availability of ready- to-use parts for customers.


INVENTORY

         AAS has been rapidly expanding its core parts business by broadening its inventory through acquisition of engines, components and spare parts for a variety of wide and narrow body aircraft. Historically, AAS focused on airframe components and spare parts in the redistribution market for Boeing 737 aircraft and engine components and spare parts for the Pratt & Whitney JT8 engine series. The Boeing 737 aircraft has been in production since the early 1960s and the JT8 series of engines is the most widely used engine in commercial aviation. AAS has expanded its complete engine, engine components and spare parts inventory, and the range of higher-margin avionics and instrumentation products. AAS has also expanded its product lines by adding engines such as the CFM56, JT9D, CF6 and PW4000 engines used in Boeing 747 and 767 aircraft, the McDonnell-

Douglas DC-10 aircraft, the Airbus A300, A310 and A320 aircraft, and the engine components and spare parts and airframe components and spare parts for those same wide-body aircraft.

         AAS obtains most of its component and spare part inventory by purchasing individual components and spare parts from airlines, manufacturers, repair facilities or other redistributors; excess inventory from aircraft operators ("bulk inventory purchases"); or complete aircraft and engines for disassembly.

         Bulk Inventory Purchases. AAS makes bulk inventory purchases by bidding on the inventory of companies that are eliminating certain portions of their component and spare part inventory. Generally, companies sell inventory because they retire an aircraft type from their fleet, institute an inventory reduction program, downsize operations or dissolve a business. Bulk inventory purchases generally allow AAS to obtain large inventories of aircraft components and spare parts at a lower cost than can ordinarily be obtained by purchasing aircraft components and spare parts on an individual basis, resulting in higher gross margins on sales of such components and spare parts. When AAS acquired the assets of certain of the Affiliated Companies, the purchases included approximately $5.5 million of engines, engine components and spare parts, airframe components and spare parts, and landing gear components and spare parts. These purchases could also be deemed bulk inventory purchases.

         Disassembly Purchases. The availability of aircraft for disassembly varies based on a number of factors including demand for older aircraft, the rate at which aircraft operators retire aircraft, availability of new aircraft and decisions by cargo carriers to standardize fleets of cargo aircraft that may formerly have served as passenger aircraft. Sellers are usually motivated to dispose of aircraft at prices that justify disassembly for a variety of reasons, including the seller's need for immediate liquidity or inability to economically operate the aircraft or to lease the aircraft to a third party. Additionally, such aircraft may require extensive maintenance or overhaul, or may require government mandated improvements that are uneconomical for the seller to perform.

         AAS acquires aircraft for disassembly if it expects to recover the total purchase price within three to twenty-four months through the sale of a portion of the components and spare parts, and can sell the remaining components and spare parts over the subsequent few years. AAS catalogues all of the thousands of components and spare parts on an aircraft that is to be disassembled by using either computerized data base information provided by the seller or, if none is available, by creating its own data base. AAS enters the list of components and spare parts with all of their relevant information including each part's repair history, into its computer data base. By entering the data into the data base as soon as the aircraft is purchased, AAS sales personnel are able to begin marketing efforts as soon as the purchase is completed. AAS has frequently concluded sales of engines or components and spare parts, subject to repair completion, prior to disassembly and delivery of the engines and components and spare parts to AAS, or in some cases prior to making repairs or while repairs are ongoing. Pre-selling allows AAS to recover a significant amount of its investment within a short time from the date of the aircraft purchase.


SALES AND MARKETING

         AAS has developed a sales and marketing program that includes well-trained and knowledgeable in-house sales personnel and commissioned independent sales agents, customer service specialists, computerized inventory management, listing of aircraft components and spare parts in two electronic listing systems and a presence on the Internet. AAS also advertises in select industry publications and management attends a number of industry conferences and trade shows in order to acquaint potential customers with AAS and its capabilities.

         As a means of generating exposure to existing and potential customers, AAS has listed its inventory in both of the listing systems, the Inventory Locator Service ("ILS") and the Air Transport Association's Airline Inventory Redistribution System ("AIRS"). Buyers of aircraft components and spare parts can access the ILS or AIRS, as well as other spare parts data bases, to determine the companies that have the desired inventory available. However, neither the ILS nor AIRS lists price information relating to a particular component or spare part or provides a direct link to sellers. AAS believes that there is a substantial market for real-time inventory and price listings and that a business-to-business Internet-based marketplace would substantially improve the supply chain by linking sellers directly with users. Acting on that belief, AAS formed AAS Technologies in February 2000 to work with SupplyAccess(TM) to develop and market a business-to-business e-Procurement solution with real-time inventory, price listings and direct access to sellers.

         AAS markets its maintenance, repair and overhaul services and its aviation services to customers purchasing aircraft components and spare parts, and markets its aircraft components and spare parts to customers of MRO and aviation services. AAS also utilizes the services of four sales agents specializing in international sales. Each sales agent has extensive experience with the requirements of aircraft operators and other customers and sells both the products and the services offered by AAS. Sales agents are paid on a commission basis and are retained under agency agreements terminable at will by either party. In addition to performing sales activities, these sales agents assist in identifying opportunities to purchase aircraft, engines and bulk components and spare parts inventories.

         Both manufacturers' prices for new parts and market forces establish the price for aircraft components and spare parts in the redistribution market. No pricing service or price catalogue exists for those components and spare parts. Rather, prices are determined by referencing new parts catalogues with consideration given to existing supply and demand conditions. Often, aircraft operators will opt for quality components and spare parts from redistributors even when new components and spare parts are still in production. Aircraft components and spare parts sold in the redistribution market must meet the same FAA quality standards as new components and parts, but they cost less, and are often more readily available, than new components and parts. Prices for engines generally depend on the level of thrust, the availability of the engine type at the time of repair, the availability of alternative engine types that can be used in a customer's application and whether an aircraft is "on the ground" awaiting installation of an engine.

         AAS also maintains a website on the Internet that can be located at http://www.a-a-s.com. The website is designed to create new channels of sales and marketing and contains information concerning products and services available through AAS and its Affiliated Companies. Management expects that in 2000 the website will become capable of accommodating e-commerce sales transactions and allowing customers to submit orders directly to AAS entirely over the Internet. Through its investment in SupplyAccess(TM) as described above, AAS will be assisting with the development of an Internet based market between aerospace parts buyers and sellers.


CUSTOMERS

         Domestic sales and service accounted for approximately 69% and international sales and service approximately 31% of AAS revenues in 1999. Customers include over 724 domestic and international commercial passenger and cargo airlines, maintenance and repair facilities and other redistributors. In 1999, no customer accounted for over 10% of net revenues. In a given period, a substantial portion of the net revenues of AAS may be attributable to a small number of customers due to the sales price of engines.

         US Airways, Southwest Airlines, Continental, Air France, British Airways and America West are among AAS's passenger airline customers and freight airline customers include Airborne Express, DHL and Emery.


SUPPLIERS AND VENDORS

         AAS's suppliers and vendors are as diverse as its customer base, ranging from OEM's such as Pratt and Whitney and Boeing to airlines such as Continental and US Airways. AAS purchases all its parts and repair services under separate purchase orders and has no long-term commitments with any vendor.


QUALITY ASSURANCE

         Aircraft operators require a readily available and identifiable source of components and spare parts meeting regulatory and manufacturing requirements. Accordingly, AAS maintains stringent quality control standards and procedures and has implemented a total quality assurance program. In 1996, the FAA issued an advisory circular (the "Advisory Circular") to support the implementation of a voluntary accreditation program for civil aircraft parts suppliers. This accreditation program established quality standards applicable to suppliers such as AAS, and designated FAA recognized quality assurance organizations to perform quality assurance audits for accreditation of these suppliers. AAS is a member of the Airline Suppliers Association ("ASA"), the FAA recognized quality assurance organization that performed the initial quality assurance audit for accreditation of AAS. In 1998, the ASA found that AAS meets the requirements of it's Quality System Standard "ASA-100" and accredited AAS. AAS is subject to quality assurance audits on an on-going basis in order to maintain its accreditation. Although accreditation is voluntary and not required in order to conduct operations, accreditation is very valuable as a sales tool. Components and spare parts procured from an accredited supplier convey assurance to the purchaser that the quality is as stated and that the appropriate documentation is on file at the supplier's place of business. Accreditation also provides assurance that the supplier has implemented an appropriate quality assurance system and has demonstrated the ability to maintain such a system.

         An important factor in the aircraft redistribution market and the MRO market relates to the documentation and traceability of aircraft components and spare parts. AAS requires all of its suppliers to provide adequate documentation as dictated by customers. AAS utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable, (i) a maintenance release from a certified repair facility signed and dated by the certified airframe and/or power plant mechanic who repaired the component or spare part and an inspection to certify that the proper methods, materials and workmanship were used, (ii) a "tear-down" report detailing the discrepancies and corrective actions taken during the last shop repair, and (iii) an invoice or purchase order from an approved source.


WARRANTIES

         AAS provides no warranties with the aircraft components and spare parts it sells. It provides a pass-through to its customers of any warranty rights it receives from a third party maintenance and repair facility. If repairs are made by one of its own MRO facilities, AAS will directly warrant those repairs as applicable. Engine repairs are customarily warranted by maintenance and repair facilities, including AAS Amjet, for a period of six months or 1,000 flying hours. Landing gear repairs are generally warranted for the earlier of ten years or the next overhaul. Flight control surface repairs are generally warranted for up to 3 years , depending upon the repair and aircraft maintenance is usually warranted for up to 90 days. Only labor and workmanship are warranted on repairs; parts are warrantied by the manufacturer. AAS generally accepts returns of aircraft components and spare parts by its customers within a period of 45 days from the date of sale.


REGULATION

         The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. Specific regulations vary from country to country, but are generally designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of aircraft and to meet environmental standards.

         While the FAA does not regulate the redistribution business, the products AAS sells to its customers must be accompanied by documentation that enables the customers to comply with the regulatory requirements applicable to those customers. Demonstration of compliance with applicable FAA and manufacturing standards is required prior to installation of a component or spare part on an aircraft. Before aircraft components and spare parts may be installed in an aircraft, they must:

         o meet standards of condition established by the appropriate regulatory agencies;

         o be traceable to sources deemed acceptable by regulatory agencies; and

         o be accompanied by documentation that enables the customer to comply with the regulatory requirements applicable to them.

         Regulations also dictate the monitoring, inspection, maintenance and repair procedures and schedules for the various types of aircraft, engines and aircraft components and spare parts we sell. In addition, regulations require that repair procedures be performed only by certified repair facilities. AAS Amjet, AAS Landing Gear, AAS Complete Controls and AAS Aircraft Services are certified by the FAA, by the JAA or similar foreign regulatory authorities, and, in some cases, by original equipment manufacturers, and must maintain their certification to perform maintenance, repair and overhaul services. Personnel at repair facilities must also be certified or licensed by the appropriate authority to perform maintenance, repair and overhaul services. Certified repair operations are periodically inspected and must comply with all regulations to maintain certification. Any failure to maintain certification of our repair facilities would adversely impact the results of our operations. Accordingly, AAS only utilizes certified repair facilities, including its own, to repair and certify the products it sells and maintains the quality assurance program described above to provide customers with required compliance documentation.

         The FAA's noise emission standards for older aircraft and the FAA's Aging Aircraft Program Plan (the "Aging Aircraft Program") required that all aircraft engines classified as "stage 2" were to either have had hush-kits installed to meet the certain FAA noise emission standards or be phased out of operation in the United States as of December 31, 1999. The European Union has the same type of requirement except the operative date is April 1, 2002. The Aging Aircraft Program requires aircraft operators to perform structural modifications and inspections to address airframe fatigue and to implement corrosion prevention and control programs. These requirements increase the operating and maintenance costs of older aircraft. Furthermore, the Environmental Protection Agency and the various agencies of the European Union have sought the adoption of stricter standards limiting the emission of nitrous oxide from aircraft engines. Many aircraft operators will continue to utilize older aircraft because the cost of acquiring new replacement aircraft is substantially greater than the cost to update an older aircraft to comply with these standards.

         AAS's operations are also subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA") and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated during the normal course of its operations, govern the health and safety of employees and require AAS to obtain and maintain permits in connection with its operations. Because our plating operation and our aircraft painting operation use a number of hazardous materials and generate a significant volume of hazardous waste, those operations increase the compliance burden and compound the risk that AAS may encounter a material environmental problem in the future.


MANAGEMENT INFORMATION SYSTEMS

         AAS has made significant investments of time and money in computer systems and document imaging tracking systems. AAS spent the last two years developing a proprietary information system to enhance its position as a leader in its industry. AAS's new integrated financial, sales and inventory system also provides sales and quote information, inventory interchangeability, documentation through electronic data scanning and document image storage technology for rapid retrieval of inventory traceability, pricing, market availability and customer demographics. AAS will continue to invest in technology to fully integrate its maintenance, repair and overhaul facilities with its recently implemented system.


PRODUCT LIABILITY

         A catastrophic accident or incident occurs periodically in the commercial aviation industry. If the incident occurs due to failure of any part of the aircraft, product liability claims could be asserted against the seller, manufacturer, repairer or lessor of the part. No lawsuit has ever been filed against AAS based upon a product liability theory and AAS maintains product liability insurance in the amount of $200 million. Management believes this amount is adequate, however, claims could arise in excess of that amount. Moreover, AAS may be unable to obtain product liability insurance coverage in the future or it may be only available at an unacceptable cost. The financial condition of AAS could be adversely affected if it had to pay, or even defend, a catastrophic product liability claim not fully covered by insurance.


COMPETITION

         The aviation services market is highly competitive and fragmented. AAS competes against a few well-capitalized companies offering a broad range of products and services, and numerous small competitors serving distinct market niches. According to the Airline Suppliers Association ("ASA") there are approximately 2,500 redistributors of airline spare parts. As a result of industry consolidation, management expects that a number of the smaller redistributors will either be acquired or will have difficulty competing in the changing aircraft industry. Customers in need of aircraft parts can access a computer-generated listing of the inventory of suppliers, as well as the inventories of aircraft manufacturers, original manufacturers of components and spare parts and even other airline inventories. In addition, AAS competes against the internal MRO services of airline and air freight companies. Management believes that reliable inventories, the ability to provide a broad array of products and services, timeliness, quality, service, price and integrated "one-stop" shopping are the key competitive factors in the industry. AAS's primary competitors are The AGES Group, Aviation Sales Company, Aviall, Inc., Aviation Distributors, Inc., AVTEAM, Inc., First Aviation Services, Inc., International Airline Support Group, Inc., Kellstrom Industries, Inc. and The Memphis Group, AAR Corp., Avborne, Aviation Group, Inc., Banner Aerospace, B.F. Goodrich Company, Hawker Pacific Aerospace, Triumph Group, Inc., and Willis Lease Finance Corporation.


EMPLOYEES

         At December 31, 1999, AAS had 447 full-time employees and 4 part-time employees. Of these, 15 are principally engaged in management, 40 are engaged in sales and marketing, 217 are repair technicians or certified mechanics, 6 are engineers and the remainder are engaged in operations, accounting and administration. None of the employees of AAS are subject to collective bargaining agreements. Management believes employee relations are excellent.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Annual Report on Form 10-KSB may contain forward-looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," "believe" and similar expressions, variations of these words or the negative of those words are intended to identify forward-looking statements within the meaning of Section 27A of the Act and Section 21E of the Securities Exchange Act of 1934 regarding growth strategy, events, conditions and financial trends and other risks or uncertainties detailed in this Annual Report on Form 10-KSB and in other SEC filings made by AAS. Such statements are based on management's current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual plan of operations, business strategy, operating results and financial position could differ materially from those expressed in, or implied by, such forward-looking statements. AAS does not undertake any obligation to revise these forward- looking statements to reflect future events or circumstances. The forward-looking statements and associated risks set forth in this Annual Report on Form 10-KSB may include or relate to, among other things, the factors set forth below as well as those discussed elsewhere in this Annual Report on Form 10-KSB.

         Decreased demand for air travel and increases in fuel prices could affect our business. Our customers include major commercial passenger and cargo airlines, other maintenance and repair facilities and other redistributors located throughout the world. The demand for parts and service is driven primarily FAA requirements that aircraft and parts be serviced at scheduled intervals of flying hours. Accordingly, the demand for parts and service is a function of the level of air traffic. Because a substantial portion of business and personal travel is discretionary, the airline industry tends to have decreased demand for travel during a general economic downtown. The consequence of decreased demand is generally adverse financial results for the airline industry.

Adverse financial results tend to cause downward pressure on prices for aircraft components and spare parts and increased credit risks for suppliers. The price of aviation fuel also affects our business. Older aircraft, which account for most of our aircraft components and spare parts and maintenance and repair business, consume more fuel than newer, more fuel efficient aircraft. When the price of fuel increases, the economics of purchasing newer aircraft to replace older aircraft become more feasible. A decrease in older aircraft usage may decrease the demand for our aircraft components and spare parts and our services. A decrease in demand could affect our profitability.

         New regulations may diminish sales of components and spare parts for older aircraft and we have historically relied on those sales for a significant portion of our revenues The Federal Aviation Agency has promulgated regulations governing noise emission standards for older aircraft and implemented an Aging Aircraft Program Plan. Older aircraft must install hush-kits to meet noise emission standards or be phased out of operation in the United States by December 31, 1999 and in the European Union by April 1, 2002. The Aging Aircraft Program requires aircraft operators to make structural modifications for airframe fatigue and to implement corrosion prevention and control programs. Although those regulations further increase the costs of maintaining older aircraft, we believe that the cost of acquiring new replacement aircraft is substantially greater than the cost of updating older aircraft to comply with these requirements. However, if these regulations or other regulations enacted in the future lead to a significant decline by aircraft operators in the use of aircraft or engines for which we carry a significant amount of parts inventory, our revenues would decrease and we could be forced to make financial statement adjustments in our inventory.

         Any significant increase in the availability of aircraft components and spare parts in the marketplace could affect the sales and prices of our aircraft components and spare parts. Some aircraft components and spare parts of older aircraft can be used on newer aircraft. If a significant number of older aircraft are taken out of service and disassembled, the availability of those interchangeable aircraft components and spare parts could cause us to reduce the prices of aircraft components and spare parts in our inventory. Aircraft manufacturers may also develop new parts to be used interchangeably with parts in our inventory, that could also cause us to reduce the prices of our inventory. Any significant price reductions would affect our revenues and profit margins.

         Our failure to purchase inventory at acceptable prices or to successfully identify customer demand could force us to sell excess inventory at discounted prices. We purchase engines and aircraft components and spare parts inventory from third parties. The availability of inventory is often the determining factor in sales of aircraft components and spare parts. Our success will depend upon our identification of potential sources of inventory, including bulk purchases and purchases of entire aircraft for disassembly, and effecting timely purchases at acceptable terms and prices. We must also anticipate customer demand for the various types of engines, engine components, and aircraft components and spare parts. If we are unable to purchase engines or components and spare parts inventory, or we are unable to make purchases at reasonable prices, our sales may be depressed. If we cannot accurately predict our customers' needs or our customers' needs change significantly, we might have to take write-downs associated with excess inventory.

         Our financial results may be affected by the expansion of the types of inventory we carry. We have historically purchased and sold aircraft components and spare parts for Boeing 737 aircraft, a narrow-body aircraft, and the Pratt & Whitney JT8 engine series. We have entered the wide-body aircraft market by adding to our inventory aircraft components and spare parts for the Boeing 767 and the McDonnell-Douglas DC-10 and engines used to power wide-body aircraft, including the General Electric CF6, the Pratt & Whitney JT9 and PW4000 engine series. We also acquired inventory from each of the Affiliated Companies that provide MRO services. Our previous experience in managing inventory may not sufficiently enable us to effectively manage inventories for additional aircraft and engine types. We may also misjudge market prices or demand for our new inventories. If we are unable to manage our new inventories effectively, we could be forced to liquidate our excess inventories at discounted prices that would negatively affect our sales and margins.

         The aviation industry is highly regulated and noncompliance with regulations for any reason could be detrimental to our business. The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies, such as the JAA. Specific regulations vary from country to country, but are generally designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of aircraft and to address environmental concerns. Neither our aircraft components and spare parts business nor our asset and supply chain management services are directly regulated by these agencies, but customers who use our aircraft components and spare parts and MRO facilities, including our own, are extensively regulated.

         Regulations dictate the monitoring, inspection, maintenance and repair procedures and schedules for the various types of aircraft, engines and aircraft components and spare parts we sell. In addition, regulations require that repair procedures be performed only by certified repair facilities utilizing certified technicians. AAS Amjet, AAS Landing Gear, AAS Complete Controls and AAS Aircraft Services are certified by the FAA and all but AAS Aircraft Services are JAA certified. Personnel at repair facilities must also be certified or licensed by the FAA to perform maintenance, repair and overhaul services. Certified repair operations are periodically inspected and must comply with all regulations to maintain certification. Any failure to maintain certification of our repair facilities would adversely impact the results of our operations.

         Our operations are also subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials generated during the normal course of our operations, govern the health and safety of our employees and require us to obtain and maintain permits in connection with our operations. In addition, we could become liable for the cost of removal or remediation of certain hazardous substances released on or in one of our facilities without regard to whether we knew of, or caused, the release of such substances.

         The extensive regulatory framework to which we are subject imposes significant compliance burdens and costs. In the future, regulatory agencies could adopt new regulations that could be more stringent than those now existing. These new regulations could have negative effects on our business, financial condition or results of operations. We cannot provide any assurance that our prior activities or those of a company we acquire did not create a material problem for which we could be responsible or that our future operations will not result in material environmental liability and thereby materially and adversely affect our financial condition and results of operations.

         We use third party repair and overhaul services over which we have no control. In addition to our own repair operations, we use third-party certified repair facilities to perform necessary repair and overhaul services. We have no direct control over the quality of repair services performed by these third-party repair facilities. It is possible that airframe or engine components and spare parts could be designated as airworthy by a repair facility, be sold by us and placed on an aircraft, and subsequently be determined to be unsafe, in need of further repair or defective. If that occurred, the FAA could take action, including the grounding of the aircraft. In addition, the customer could demand a replacement component or spare part. Any quality control issue could damage our reputation in the industry and adversely affect our business operations.

         The loss of senior management or other key personnel with experience or licensing in the aviation services industry or our failure to attract and retain qualified personnel could harm our business. Our ability to operate our business successfully could be jeopardized if we lose the services of any of the members of our senior management team, including management of the Affiliated Companies, and we were unable to find and hire a capable successor. We also must retain the services of the key personnel and certified or licensed technicians in each of our repair facilities. Intense competition in the airline certified repair business may make it more difficult to hire or retain qualified personnel that we must have to maintain our FAA licenses for our repair facilities.

         Our operating results may fluctuate and the value of our stock may be adversely affected. Our operating results may fluctuate significantly from quarter-to-quarter due to many factors, some of which are out of our control. Factors that could affect operating results in any quarter include:

         o the timing and size of orders and the payment of orders, particularly from significant customers;

         o the timing and type of inventory purchases, such as bulk purchases or purchases of aircraft for disassembly; and

         o        the mix of our inventory.

         We currently have a limited number of long-term commitments from our customers so we have to anticipate future orders, adjust our inventory and estimate our revenues based on our customers' historic purchasing patterns and on discussions with them as to their future requirements. If our operating results are below the expectations of public market analysts or investors, the price of our common stock could decline.

         We face financial risks associated with our growth by acquisition strategy that could affect our profitability, working capital or operating results or could dilute stockholders' equity. We intend to continue to pursue acquisitions that complement our existing business. Some of the financial risks associated with acquisitions, any of which could negatively impact our profitability, working capital and operating results, are that:

         o we may be unable to identify suitable complementary companies or, if identified, to negotiate their acquisition at reasonable prices;

         o the costs of acquisitions, including the amortization of goodwill and other intangible assets, could negatively impact our operating results and profitability;

         o we may fail or be unable to discover liabilities for which we could be liable as a successor operator;

         o if we use our common stock as part of the acquisition price, the acquisition may be dilutive to our stockholders and the issuance of additional common stock may cause the market price of our common stock to decline;

         o if we use cash funds as part of the acquisition price, the funds available for working capital and other business opportunities are decreased; and

         o if we borrow additional funds to use as part of the acquisition price, our financial condition may be viewed less favorably.

         We may be unable to successfully integrate acquired companies and that failure could materially affect our operations. We have expended substantial managerial, operating, financial and other resources to integrate the operations of our Affiliated Companies into our existing operations. We expect to expend similar resources to integrate the operations of any companies that we acquire in the future. Our success will depend on our integration ability and the ability to retain the key employees of acquired companies. If the historical operations, revenue and earnings levels of our acquired companies cannot be sustained or improved, our results of operations could be negatively affected. In addition, if we have to fund working capital requirements of acquired companies, working capital available for our currently existing operations would decrease. And finally, if we are unable to successfully integrate our acquired companies, we may experience operating inefficiencies, which could reduce our profitability.

         Our strategy to grow by increasing our leasing business may not be successful which could be detrimental to our operations. One of our growth strategies is to increase market share by leasing to third parties aircraft components and spare parts, as well as complete aircraft and engines. Aircraft components and spare parts leases are typically used by smaller passenger or cargo carriers to reduce capital expenditures, and leasing to smaller carriers could increase the risk of financial default by the lessee. The success of our leasing operation depends on:

         o the return at the end of the lease term of the leased components and spare parts, aircraft or engines in marketable condition;

         o the continued re-lease of components and spare parts, aircraft and engines on favorable terms on a timely basis;

         o our ability, at the end of the lease term, to sell the components and spare parts, aircraft or engines at favorable prices, or to realize sufficient value from components and spare parts obtained from the disassembly of aircraft or engines;

         o        the collection of lease payments when due; and

         o the repossession of our components and spare parts, aircraft or engines if the lessee defaults in payments.

         The occurrence of any of these factors could be detrimental to our leasing operations. If our leasing business is unsuccessful, our revenues may be impacted.

         We depend upon financing transactions to implement our growth strategies and we may be unable to obtain future financing. We have financed our operations through a combination of equity and debt financing transactions. We completed our initial public offering of common stock in May 1998 and as of December 31, 1999, we had borrowed $54.8 million from our credit facility. We were eligible to make additional borrowings on the line of credit depending on our eligible borrowing base, which includes the liquidation value of our inventory and substantially all of our receivables. We were also eligible to borrow to pay for certain capital expenditures. The funds from these financing transactions were used primarily to purchase the assets of the acquired companies and to finance our growth. In December 31, 1999, the credit facility was amended to allow for $1 million additional funds to be available under our present credit facility. The amendment is effective until we issue up to $25 million in subordinated debt. Subsequent to December 31, 1999, we borrowed $3 million in a private bridge loan to finance our participation in a joint venture with SupplyAccess(TM) for the development of an internet-based distribution model for parts sales and have entered into a non-binding agreement to issue $25 million in subordinated debt to an institutional investor in order to repay the bridge loan, repay a portion of our line of credit and fund future working capital requirements.

         Our ability to enter into future financing transactions depends on our future operating performance, which could be affected by economic, financial, competitive and other factors beyond our control, many of which are discussed in other risk factors in this Annual Report on Form 10-KSB. In addition, there are risks associated with debt financing. Using a substantial portion of our cash flow from operations to make our principal and interest payments reduces the funds available for our operations and for other business opportunities. We may be unable to obtain additional financing to support our growth or may be limited in the amount available because of our level of indebtedness. If we are not able to service our indebtedness or to obtain financing to support our growth or to obtain financing on terms favorable to us, we will be forced to adopt an alternative strategy that could include actions such as reducing or delaying planned acquisition and expansion activity, selling assets or restructuring or refinancing indebtedness. We do not know if these strategies could be effected on satisfactory terms, if at all.

         Our lenders impose restrictions on us that could limit our flexibility in making business decisions. Our Credit Agreement and our agreement with the purchaser of our senior subordinated notes impose restrictions on our ability to enter into certain transactions or to incur additional debt and require us to maintain specific financial ratios. The restrictions could limit our ability to pay dividends, prepay our indebtedness, sell our assets or engage in mergers and acquisitions. In addition, our lender could declare an event of default if we don't comply with all of our restrictions and covenants. Any event of default, if not cured or waived, could allow our lender to demand immediate payment that would adversely impact our business and operations.

         A portion of our revenue is derived from sales to international customers and as a result we face additional financial and regulatory risks. Sales to international customers accounted for approximately 28% and 23% of our net revenue in the 1999 and 1998 fiscal years, respectively, and we expect that international sales will continue to represent a material portion of our net revenues in future periods. International sales have inherent risks, including:

         o        variations in local economies;

         o fluctuating exchange rates if our international sales were to be denominated in a currency other than U.S. dollars in future periods;

         o        greater difficulty in accounts receivable collection;

         o        changes in tariffs and other trade barriers;

         o        adverse foreign tax consequences; and

         o burdens of complying with a variety of foreign laws, particularly aviation related laws.

         Any of these factors could reduce our sales and profitability and adversely affect our business.

         If we were required to defend or were found liable under any significant product liability claim, our financial condition would be adversely impacted and our reputation would be damaged. Our business exposes us to possible claims for personal injury, death or property damage and we could be named as a defendant in a lawsuit if a component or spare part sold, repaired or leased by us failed or malfunctioned and a catastrophic accident occurred. No lawsuit has ever been filed against us based upon a product liability theory and we currently maintain product liability insurance in an amount we believe is consistent with industry practice. In the future, we may be unable to obtain product liability insurance coverage or it may only be available at an unacceptable cost. Our financial condition and results of operations could decline if we were required to defend or were held liable under a product liability claim and we had no insurance or indemnification or our insurance was insufficient to cover the claim. Any claim against us could harm our reputation in the aircraft components and spare parts industry that, in turn, could result in less sales and revenues.

         We may be unable to compete successfully with our competitors and the value of your investment may decline as a result. The aircraft components and spare parts redistribution market and the aircraft services market are both highly competitive. Many of the companies with which we compete are significantly larger and many have greater financial and marketing resources than we do. We also compete with smaller regional niche competitors and a broad array of other suppliers, including aircraft manufacturers, airlines and aircraft services companies. Our goal is to distinguish ourselves from our competitors by becoming a full service supplier capable of providing integrated solutions and "one stop shopping" to our customers. We cannot assure you that we will be able to distinguish ourselves from our competitors or compete successfully in this market.

         Our anti-takeover provisions, the right to issue preferred stock and our stock ownership could negatively impact our stockholders. Our certificate of incorporation and bylaws contain anti-takeover provisions that may discourage a change of control transaction. In addition, the vesting of options and the expiration of any restriction periods on stock awards under the option plan may be accelerated in some change of control transactions. These provisions, as well as the issuance of preferred stock and the existence of the anti-takeover provisions in our certificate of incorporation might discourage third parties from trying to acquire us. As a result, our stockholders may not receive an attractive offer that might increase the value of their investment.

         Our officers, directors and their affiliates own or control the voting of approximately 62% of our outstanding common stock. If they act together, they can control most matters submitted to stockholders, including the election of directors and matters such as acquisitions, mergers or changes in our capitalization. They could also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to gain control of us. This could result in a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market prices for their shares of common stock.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The following sets forth certain information with respect to the facilities currently leased or owned by AAS. In addition to the amounts shown for rent of leased facilities, AAS is also obligated to pay its pro rata share of taxes, assessments and maintenance expenses attributable to each of its facilities.

                                         APPROX.      CURRENT
                                         SQUARE        ANNUAL                                    LEASE
         LOCATION                        FOOTAGE      PAYMENT          LESSOR                 TERMINATION
         --------                        -------      -------          ------                 -----------
3516 Centre Circle Drive                  25,000    $   87,000   Brown Enterprises          July 30, 2002
Fort Mill, South Carolina 29715(1)

587 Greenway Industrial Drive            122,000       425,000   Crescent Resources,        December 31, 2003
Lakemont Business Park                                           Inc.
Fort Mill, South Carolina 29715(2)

4283 Pleasant Road                        15,000        50,000   B&C Enterprises            December, 2002
Fort Mill, South Carolina 29715(3)

6929 NW 46 Street                         40,000       259,800   Condor Properties          November 8, 2008
Miami, Florida  33166(4)                                          of Miami, Inc.

1574 NW 108 Avenue                        11,000        78,000   Prime West Properties,     December 17, 2008
Miami, Florida 33172(5)                                          Inc.

1582 NW 108 Avenue                        11,000        78,000   Prime West Properties,     N/A
Miami, Florida 33172(6)                                          Inc

13945 S.W. 139th Street                   15,000        63,900   Anton K. Khoury            Month to Month
Miami, Florida  33186(7)

7980-88 N.W. 56th Street                  12,000        62,622   Hanna K. Khoury            Month to Month
Miami, Florida  33166(8)

12401 Taft Avenue                         52,000        77,000   Maxus Leasing Group        May 31, 2000
Cleveland, Ohio 44108(9)

2822 NW 72 Avenue                          7,600        48,000   Industrial Affiliates      Month to Month
Miami, Florida 33122(10)

#23 Beacon Station at Gran Park          146,000       933,000   Gran Central               December 31, 2010
NW 100 St. and 108th Avenue                                      Corporation
Miami, Florida (11)

850 E. Teton, Ste 8                       40,000       114,000   Tucson Airport             December 31, 2005
Tucson, Arizona 85706(12)                                        Authority

7001 S. Park                              75,600       209,000   Tucson Airport             December 31, 2005
Tucson, Arizona 85706(13)                                        Authority

255 S. Leland Norton Way                 600,000    1,140,000    San Bernardino Internat'l  February 14, 2010
San Bernardino, California 92408(13)                             Airport Authority

-------------------

(1) Until mid February 1999, 6,000 square feet of this facility were used for corporate headquarters and approximately 19,000 square feet were used for shipping, receiving and inventory storage. Karl F. Brown, an officer and director of AAS, and Herman O. Brown, Jr., one of the principal stockholders of AAS and father of Karl F. Brown, are general partners of Brown Enterprises. Until this facility is subleased, released or sold, AAS will remain liable on this lease.
(2) In mid February 1999, AAS moved its corporate headquarters to this facility. Approximately 16,000 square feet is used for corporate headquarters and the remaining 106,000 square feet are used for shipping, receiving and inventory storage.
(3) This facility is a warehouse used by AAS for inventory storage. Herman O. Brown, Jr., one of the principal stockholders of AAS and father of Karl F. Brown, is a general partner of B & C Enterprises.
(4) This facility includes approximately 5,000 square feet of office space, approximately 5,000 square feet used for shipping, receiving and inventory storage space and approximately 30,000 square feet used to perform the repair services for AAS Landing Gear.
(5) Substantially all of this facility will be used as a plating facility and machine shop for AAS Landing Gear.
(6) Substantially all of this facility will be used as a plating facility and machine shop for AAS Landing Gear.
      AAS purchased this facility from Condor Properties of Miami, Inc. in March 2000 for consideration of a promissory note for $353,000 and assumption of the existing mortgage of $450,000 to Prime West, Inc.
(7) Substantially all of this facility is used for the repair services performed by AAS Amjet. Anton Khoury is an officer of AAS Amjet and a director of AAS.
(8) Substantially all of this facility is used for the repair services performed by AAS Amjet. Hanna K. Khoury is a former officer of AAS Amjet and is the brother of Anton Khoury.
(9)   Temporary lease of landing gear plating facility.
(10) Substantially all of this facility is used for inventory storage by AAS Amjet.
(11)  New AAS Amjet repair facility expected to be ready for operations in 2000.
(12) Substantially all of these facilities are used for the repair services performed by AAS Complete Controls.
(13) This facility, opened in February 2000, is used for the repair services performed by AAS Complete Controls.

(14) Substantially all of this facility is used for the heavy maintenance and modification services performed by AAS Aircraft Services.



ITEM 3.   LEGAL PROCEEDINGS

         AAS is not a party to any material legal proceedings, however, it is involved in claims and lawsuits incidental to its business operations. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the financial condition, financial results of operations or cash flows of AAS.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of AAS is quoted on the Nasdaq National Market under the trading symbol AIRS. The following table sets forth the range of high and low closing sale prices, as reported by The Nasdaq Stock Market, from May 28, 1998 (the date on which the common stock commenced trading) through December 31, 1999. The prices set forth below reflect interdealer quotations, without retail markups, markdowns or commissions, and may not represent actual transactions.

FISCAL YEAR 1998                                    HIGH              LOW
----------------                                 ---------         ---------
May 28, 1998 through end of Second Quarter       $  6.250          $ 6.000
Third Quarter                                       6.250            4.250
Fourth Quarter                                      9.750            4.500

FISCAL YEAR 1999
----------------
First Quarter                                      12.000            8.250
Second Quarter                                     10.125            7.375
Third Quarter                                       9.063            7.375
Fourth Quarter                                      9.000            6.938

         On March 17, 2000, the closing sale price of the common stock was $11.375 and there are approximately 39 beneficial shareholders.

         Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors. In connection with the termination of its S Corporation status in 1998, AAS distributed to its shareholders a total of $2.4 million. This amount represented approximately 50% of the accumulated taxable income not previously distributed plus an amount equal to the estimated 1998 tax liability of its stockholders through the date of termination of the S Corporation election. Other than that distribution, the Board of Directors has never declared or paid any cash dividends and it does not anticipate paying any cash dividends on its common stock in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the financial statements (and notes thereto) appearing elsewhere in this Annual Report on Form 10-KSB.


OVERVIEW

         AAS, founded in 1985, provides integrated aviation maintenance, repair and overhaul services including spare parts for commercial airlines, cargo operators and maintenance and repair facilities worldwide. AAS offers engine and aircraft management services, maintenance, repair and overhaul of flight controls, landing gear systems and jet engines at its FAA licensed facilities, and, as of February 2000, heavy maintenance for complete aircraft.

         Until late 1998, substantially all of the AAS's revenues were derived from the sale of Pratt & Whitney JT8 and General Electric CFM56 engines, engine components and spare parts primarily for these two types of engines, and airframe components and spare parts primarily for Boeing, McDonnell-Douglas and Airbus aircraft.

         In late 1998, AAS began to implement an acquisition strategy aimed primarily at expanding our redistribution sales capabilities by acquiring complementary businesses, particularly businesses involved in maintenance, repair and overhaul services. The goal was to become a full service "one stop" supplier of both products and services for customers. Since October 1, 1998, the Company has acquired substantially all of the assets, including inventory, of certain of the Affiliated Companies. The material financial terms of each of the asset purchase transactions are set forth below.

         GTI and TII. In October 1998, substantially all of the assets of GTI and TII were acquired for a purchase price $1.1 million and assumption of accounts payable of $0.3 million. The purchase price was comprised of $0.6 million in cash and $0.5 million in stock.

         Condor. In November 1998, AAS acquired substantially all of the operating assets of Condor for a purchase price $1.75 million. The purchase price was comprised of $1.0 million in cash and $0.75 million in common stock. Condor received half of the cash payment in early November 1998 and the other half of the cash payment and the shares of common stock later that November upon the date on which it received FAA certification to overhaul and maintain landing gear for commercial aircraft.

         Amjet. In November 1998, AAS acquired substantially all of the assets of Amjet for a purchase price of $12.5 million and assumption of selected liabilities. The purchase price was comprised of approximately $8.6 million cash, $3.8 million in common stock and adjustments of approximately $0.1 million credited to AAS. In addition, we acquired the inventories of two affiliated companies, GASI and AAC, for an aggregate purchase price of $2.5 million cash.

         Complete Controls. In April 1999, AAS acquired substantially all of the assets of CCI for $0.6 million comprised of cash, the issuance of a promissory note and assumption of certain liabilities.

         In February 2000, AAS purchased the assets used in the operation of an FAA certified facility that had specialized in heavy maintenance and modification of the narrow and wide body aircraft. AAS leased the facilities used for these services, approximately 600,000 square feet of shop and hanger space, from the San Bernardino International Airport Authority and commenced operations as AAS Aircraft Services in February 2000.

         Also in February, AAS created AAS Technologies, Inc. as a wholly owned subsidiary . AAS then made an equity investment of $2 million in SupplyAccess(TM) for the joint development of an internet based B2B e-Procurement solution for the aerospace industry.



RESULTS OF OPERATIONS

         Operating results are affected by many factors, including the volume and timing of orders from large customers, the timing of expenditures and method of purchasing inventory in anticipation of future sales, the mix of aircraft engines and components and spare parts contained, at any time, in inventory or sold during any period, the availability of quality, trained service labor and the availability of repair materials. A large portion the operating expenses are relatively fixed. Since AAS typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of business based upon the historic purchasing patterns of its customers and upon discussions with customers as to their future requirements. Cancellations, reductions or delays by a customer or group of customers could have a material adverse effect on the business, financial condition and results of operations of AAS.

          All of the acquisitions have been accounted for under the purchase method of accounting. As a result, revenues since the last quarter of 1998 include revenues from the operations of AAS Amjet, Aviation Services and AAS Landing Gear. Revenues since the second quarter of 1999 include revenues from the operations of AAS Complete Controls.

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of operations:

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                              ----------------------------------
                                              1999          1998            1997
                                              -----        -----           -----
Net sales ..............................      100.0%       100.0%          100.0%
Cost of sales ..........................       59.9         60.9            60.0
                                              -----        -----           -----
Gross profit ...........................       40.1         39.1            40.0
Selling and marketing ..................        7.7          6.4             5.3
General and administrative .............        9.5          6.3             4.3
                                              -----        -----           -----
Operating income .......................       22.9         26.4            30.4
Interest and other income (expense), net       (5.8)         (.7)             .3
                                              -----        -----           -----
Income before taxes ....................       17.1         25.7            30.7
Income taxes ...........................        6.6          9.8(1)         12.3(2)
                                              -----        -----           -----
Net income after taxes .................       10.5%        15.9%(1)        18.4%(2)
                                              =====        =====           =====

-------------
(1) See Note 12 to the Financial Statements for information on the calculation of pro forma provision for federal and state income tax in 1996, 1997 and 1998.

(2) Financial statements for 1997 include a pro forma provision for federal and state income tax.

Comparison of Years Ended December 31, 1999 and 1998

      Net revenues (gross revenues, net of allowances for returns) for 1999 increased approximately $33.6 million, or 128.1% to $59.9 million from $26.3 million in 1998. The increase in revenues in 1999 was attributable to the continued demand for the broad range of products and services offered by AAS, as well as revenues from the operations of AAS Amjet, AAS Landing Gear and Aviation Services for a full fiscal year in 1999 as opposed to revenues only after they were acquired in the fourth quarter in 1998. AAS Complete Controls was acquired in April 1999 and accordingly, 1998 revenues do not include any revenue attributable to AAS Complete Controls and 1999 revenues include only nine months of revenues from the operations of AAS Complete Controls.

      Prior to the acquisitions of the MRO service companies, the Affiliated Companies had nominal revenues. Approximately $20.3 million of the increase in net revenues for 1999 was derived from these service companies and $13.3 million of the increase in net revenues was generated through internal growth. These increases were primarily driven by an increased demand for engine, landing gear, and flight control surface overhaul and repair capabilities, as well as, the additional demand for after-market spare parts. AAS operates in one business segment, as a supplier of aviation services, and consequently does not separate entities for reporting purposes. Sales and service to international customers increased $12 million, to $18 million in 1999 as compared to $6.0 million in 1998; as a percentage of net sales, international sales of aircraft components and spare parts increased to 31% of net sales in 1999 from 23% of net sales in 1998.

      Cost of sales and service totaled $35.9 million in 1999, a $19.9 million or 124.5% increase from $16.0 million in 1998. As a percentage of net sales, cost of sales and service decreased 1.0%. Cost of sales consists primarily of product costs (acquisition costs and costs associated with repairs, overhaul or certification), freight charges and certain labor and overhead expenses. Gross profit increased to $24.0 million in 1999 from $10.3 million in 1998, and as a percentage of net sales, gross profit increased to 40.1% in 1999 from 39.1 % in 1998. This increase was attributable to higher than expected gross profit margins on products and services as well as continued improvements in efficiencies in the service product lines.

      Selling and marketing expenses increased $2.9 million, or 176.4 %, to $4.6 million in 1999 from $1.7 million in 1998. This increase is primarily due to increased sales staff and the corresponding compensation expense, outside sales office expense, higher commissions paid to agents on higher sales, sales related travel and advertising costs. As a percentage of net sales, selling and marketing expenses increased to 7.7% in 1999 from 6.4% in 1998.

      General and administrative expenses increased $4.0 million, or 243.3 %, to $5.7 million in 1999 from $1.7 million in 1998. This increase is primarily due to our heavy investment in growth and building our infrastructure and the majority of the increase in expenses is attributable to the approximately $3.8 million of general and administrative expenses associated with the operations and integration of the service companies. In 1999, we had increased occupancy charges, such as rent and depreciation, for the entire year for our relocated and expanded corporate offices and warehouse as well as the additional facilities required in the expansion of the MRO operations of the acquired MRO companies. The Company also had increased compensation expense associated with the employment of the principals and employees of acquired companies for an entire year. Insurance and professional fees associated with operating as a public entity also increased in 1999. As a percentage of net revenues, general and administrative expenses increased to 9.5% in 1999 from 6.3% in 1998.

      Net other expense increased to $3.5 million in 1999 as compared to $0.2 million in 1998. Interest expense on higher levels of indebtedness, coupled with a general increase in interest rates, lead to an increase of approximately $3.1 million , from $0.2 million in 1998 to net interest expense of $3.3 million in 1999. During 1999, approximately $0.1 million of deferred financing fees were written off. The one-time charge was a result of the change in our credit arrangements with the Company's principal lender.

      As a result of the above, net income before taxes increased $3.4 million, or 51.5%, to $10.2 million in 1999 from $6.8 million in 1998. Net income after the provision for income tax expense of $4.0 million was $6.3 million ($0.86 per diluted share) for 1999. The Company only became subject to federal and state income taxes on May 8, 1998 when the election to be taxed as an S Corporation was terminated in connection with our initial public offering. Actual net income after income tax expense of $1.8 million was $5.0 million in 1998. However, to allow comparisons, pro forma federal and state income taxes in 1998 were assumed to reflect the reconciliation between the statutory provision for income taxes and the actual pro forma income tax provision. Based on this assumption, the Company would have incurred pro forma income taxes of $2.6 million in 1998, resulting in pro forma net income of $4.2 million in 1998 ($0.76 per pro forma diluted share).

Comparison of Years Ended December 31, 1998 and 1997

      Net sales for 1998 increased $13.1 million, or 98.3%, to $26.3 million from $13.2 million in 1997. Growth in the sales of engines, engine components and airframe components and spare parts accounted for approximately 72% of the total $13.1 million increase. Sales associated with the Affiliated Companies that were acquired during the fourth quarter accounted for approximately 28%. Sales to international customers of engine and airframe components and spare parts increased approximately $2.0 million, to approximately $6.0 million in 1998 as compared to approximately $4.2 million in 1997; however, as a percentage of net sales, international sales of engine and airframe components and spare parts decreased to 23% of net sales in 1998 from 30% of net sales in 1997.

      Cost of sales increased $8.1 million, or 101.3%, to $16.0 million in 1998 as compared to $7.9 million in 1997. As a percentage of net sales, the increase was 0.9%. The primary components of cost of sales were product costs, freight charges and certain labor and overhead expenses. Gross profit increased to $10.3 million in 1998 from $5.3 million in 1997, but as a percentage of net sales, gross profit decreased slightly to 39.1% in 1998 from 40.0% in 1997. The increase in cost of sales as a percentage of revenue and the decrease in gross profit as a percentage of revenue was due primarily to increased repair and overhaul operations, which added direct labor and overhead expenses to the cost of sales.

      Selling and marketing expenses increased $1.0 million, or 137.7%, to $1.7 million in 1998 from $0.7 million in 1997. Outside sales office expense, commissions on increased sales volumes, additional sales personnel compensation, sales related travel and advertising costs, and increased sales expenses relating to the Affiliate Companies we acquired in 1998 were all factors in the increase. Selling and marketing expenses increased, as a percentage of net sales, to 6.4% in 1998 from 5.3% in 1997.

      General and administrative expenses increased $1.1 million, or 195.5%, to $1.7 million in 1998 from $0.6 million in 1997. The primary reasons for the significant increase were the added compensation expense associated with the employment of the principals and employees of the Affiliated Companies we acquired during the fourth quarter and the additional charges such as rent and depreciation associated with the facilities of those Affiliated Companies. Also included in 1998 expenses are increased occupancy charges associated with the addition of new corporate offices and warehouse space and professional fees and insurance premiums associated with operating as a public entity. As a percentage of net sales, general and administrative expenses increased to 6.3% in 1998 from 4.3% in 1997.

      Net other expense totaled $0.2 million in 1998 as compared to net other income of $0.4 million in 1997. Although interest income and other income increased by approximately $0.03 million in 1998, primarily from investment of the public offering proceeds, interest expense on higher levels of indebtedness outstanding under our line of credit increased approximately $0.2 million.

      As a result of the above, net income before taxes increased $2.7 million, or 66.1%, to $6.8 million in 1998 from $4.1 million in 1997. The Company was not subject to federal and state income taxes in 1997 and only became subject to such taxes on May 28, 1998 when the election to be taxed as an S corporation was terminated in connection with our initial public offering. Actual net income after income tax expense of $1.8 million was $5.0 in 1998. However, to allow comparisons with C corporations, pro forma federal and state income taxes have been assumed to reflect the reconciliation between the statutory provision for income taxes and the actual pro forma income tax provision. Based on this assumption, the Company would have incurred pro forma income taxes of $2.6 million in 1998 and $1.6 million in 1997, resulting in pro forma net income of $4.2 million and $2.4 million in 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      The primary sources of liquidity prior to completion of the May 1998 initial public offering were cash flows from operating activities, borrowings under a line of credit and advances from our two founders. The Company requires capital to purchase inventory, to fund product servicing, service facilities expansion and for normal operating expenses and for general working capital purposes.

      The Company currently maintains a five-year revolving credit agreement ("Credit Agreement") with Bank of America (formerly NationsBank, N.A.) that was established in May 1999 in order to fund working capital. Of the $100 million available under the Credit Agreement, $10 million is available as a capital expenditure loan facility to fund equipment purchases. The Credit Agreement replaced an existing $35 million revolving line of credit with NationsBank, N.A. that was repaid using proceeds under the Credit Agreement. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the London Interbank Offered Rate ("LIBOR") or the prime rate, depending on certain indebtedness ratios. The terms of the Credit Agreement also provides for a facility non-use fee of 3/8% per annum on the unused portion of the facility. In conjunction with entering into the new Credit Agreement, deferred financing fees of $0.1 million associated with the previous line of credit were written off. The Credit Agreement, of which $51.3 million and $3.5 million were outstanding under the revolver and capital expenditure loan facility, respectively, at December 31, 1999, contains customary events of default and restrictive covenants that, among other matters, require us to maintain certain financial ratios. As of December 31, 1999, the Company was in compliance with all of the restrictive covenants, with the exception of the tangible net worth covenant, which has subsequently been waived by the bank. The amount of credit available under the Credit Agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the Credit Agreement, that includes our outstanding receivables and inventories, with certain exclusions. The Credit Agreement is secured by substantially all of the Company's assets and the capital expenditure loan facility is secured by all of the property and equipment funded by that facility. The capital expenditure loan facility may be drawn down through May 2000 at which time it converts into a term loan amortizing over the remaining term of the Credit Agreement.

      For the year ended December 31, 1999, operating activities used cash of $29.1 million, primarily for increases in inventory and accounts receivable, that were partially offset by increases in accounts payable and accrued expenses. Net cash used in investing activities during the year ended December 31, 1999 was $9.5 million, reflecting the purchase of fixed assets as well as increased acquisition costs that were incurred in connection with the purchase of the assets of Complete Controls, Inc. on April 1, 1999. Net cash provided by financing activities during the same period was $36.5 million, consisting of borrowings under the Credit Agreement offset by the repayment of previously outstanding debt.

      Capital expenditures were approximately $10.1 million in 1999. The expenditures were primarily for equipment purchases, leasehold improvements necessary for the expansion of our MRO facilities and included $0.3 million of capital expenditures acquired in the purchase of Complete Controls, Inc. At December 31, 1999, there were outstanding commitments to acquire machinery and equipment of approximately $0.5 million that will be funded in 2000 using the capital expenditure loan facility under the Credit Agreement. The Company has invested or will invest approximately $4.7 million in our new AAS Amjet engine facility and equipment for that facility, $3.5 million in our additional flight control surface repair facility operated by AAS Complete Controls and equipment for that facility, and $5.2 million in the new plating facility and machine shop for AAS Landing Gear.

      As of December 31, 1999, the principal sources of liquidity included cash and cash equivalents of $0.1 million, net accounts receivable of $19.9 million, and up to $38.7 million (determined by an availability calculation based on the eligible borrowing base) and $6.5 million of borrowings still available under the working capital line and capital expenditure loan facility, respectively, of the Credit Agreement. There was working capital of $7.2 million and long-term debt of $9.6 million outstanding at December 31, 1999.

      In December 1999, the existing credit facility was amended to allow for an additional amount of $1.0 million, in excess of the availability established by the borrowing base calculation, to be available to the Company until additional subordinated debt could be obtained. Total unutilized availability, as established by the borrowing base calculation and this amendment, was $1.0 million at December 31, 1999.

      In March, the Company signed a commitment letter to issue up to $25 million in subordinated debt to an unaffiliated institutional investor, subject to a due diligence review. The debt will not be convertible to equity but it will be accompanied by warrants exercisable to purchase less than 5% of our fully diluted outstanding common stock at an exercise price slightly discounted from the market price of our stock.

      Due to the Company's continued expansion, existing cash balances, accounts receivable and amounts available under the Credit Agreement may not be sufficient to meet future capital requirements. As a result, the Company may need to increase its capital base in order to meet its growth objectives. There can be no assurance that such additional capital will be available on a timely basis or at acceptable terms.


RECENT DEVELOPMENTS

      In accordance with our growth strategy, in February 2000 two new Affiliated Companies were created, one to implement another acquisition to enhance our service capabilities and the other to participate in a joint venture to create a solution that we expect to enhance parts sales. The acquisition involved the purchase of assets used in the operation of a facility that was FAA certified to provide heavy maintenance and modification services. The assets were purchased for $2.3 in cash and notes and the Company entered into a lease of the facilities previously used for these services from the San Bernardino International Airport Authority. The second expansion move was to enter into a technology partnering agreement with SupplyAccess(TM) for the joint development of an Internet-based distribution model for parts sales. The Company borrowed $3 million from an unaffiliated private investor to fund our participation in the development and marketing of this business-to-business e-Procurement solution for the aerospace industry. Both principal and interest on the loan are due at the earlier of one hundred twenty days from the closing or the funding of a subordinated debenture offering in the minimum amount of $10 million. The loan is evidenced by an unsecured, subordinated promissory note that bears interest at 9.5% per annum and is secured by the personal guaranty of our founder and CEO. The bridge lender also received an option to purchase 25,000 shares of our common stock at $8.00 per share for a four year period. The option has customary anti-dilution provisions and the holder has certain registration rights.

      In February, the Company entered into an agreement to exchange $621,000, classified on the Company's balance sheet as accounts receivables from affiliates, for 69,000 shares of common stock which were issued to the related party in connection with acquisition of one of our Affiliated Companies. The Company intends to resell those shares for the same amount. The agreement also calls for the Company to register the remaining shares held by the related party or assist with a private placement of those shares. The Company also purchased a facility from the related party for $363,000 and assumption of the $450,000 mortgage on that facility and entered into a new lease for another facility previously subleased from the related party.

INFLATION

      Although the Company cannot accurately anticipate the effect of inflation on operations, it is not believed that inflation has had, or is likely in the foreseeable future to have, a material effect on results of operations or financial condition. Increases in fuel costs due to inflation may adversely affect demand for used aircraft, thereby decreasing demand for aircraft components and spare parts.


SEASONALITY

      The Company's revenues are not generally seasonable as the demand for components and spare parts and service is driven primarily by regulations. Parts must be serviced or replaced at scheduled intervals and inspections, maintenance, repair and overhaul must be performed in accordance with safety regulation schedules generally related to flying time and cycles.


RECENT ACCOUNTING PRONOUNCEMENTS

      Please refer to Note 2- Summary of Significant Accounting Policies - Impact of Recently Issued Accounting Standards in the accompanying financial statements for recent pronouncements by the Financial Accounting Standards Board ("FASB") of Statements of Financial Accounting Standards No. 133 and 137, Note 2
- Segment Information in the accompanying financial statements regarding Statements of Financial Accounting Standards No. 131 and Note 2 - Summary of Significant Accounting Policies - Pro forma Earnings Per Share and Note 13 Earnings Per Share in the accompanying financial statements regarding Statement of Financial Accounting Standard No. 128.


YEAR 2000 ISSUES

      Management of the Company was cognizant of the issues associated with the programming code in existing computer systems and devices that utilize microchip processors as the year 2000 approached. In the ordinary course of business, non-compliant hardware and software was replaced in all of our facilities with systems that were Year 2000 ready. The Company also contracted for the development of a proprietary system to replace the information system used in tracking and processing inventory. The total cost we expended to address issues associated with the replacement of the old system was approximately $1.1 million during 1999 and approximately $.2 million during 1998. As these expenditures were for new information and operational systems, approximately $1.3 million was capitalized through 1999.

      As of March 7 , 2000, the Company had not experienced, nor expects to experience, any disruption related to Year 2000 problems in the operation of our systems. To the best of management's knowledge, none of the Company's material suppliers, vendors and financial institutions had experienced any failures or disruptions in their computer systems caused by Year 2000.

      Although most Year 2000 related problems should have become evident on January 1, 2000, some problems may arise later. Management does not expect any material adverse effects from any remaining Year 2000 issues that could arise nor does we anticipate expending any additional funds on Year 2000 compliance issues.

ITEM 7.   FINANCIAL STATEMENTS

                                      INDEX
                                                                 PAGE

     Report of Independent Certified Public Accountants........   F-2

     Consolidated Balance Sheets ..............................   F-4

     Consolidated Statements of Operations.....................   F-5

     Consolidated Statements of Stockholders' Equity...........   F-6

     Consolidated Statements of Cash Flows.....................   F-7

     Notes to Consolidated Financial Statements................   F-8




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         AAS has not had any changes in or any disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.

         Early in 1999, the Board of Directors determined that AAS should consider retaining an accounting firm with a national presence in view of the growth of AAS and the geographic diversity of recent acquisitions. AAS solicited proposals from various accounting firms meeting that criteria. The firm which had acted as the independent public accountants for AAS for the prior three fiscal years, was not asked to submit a proposal. The Audit Committee approved the solicitation of proposals and made a recommendation to the Board of Directors as to the selection of new accountants. On April 12, 1999, the Board of Directors approved the recommendation for the appointment of Arthur Andersen LLP as its new independent accountants to audit the financial statements for the fiscal year ending December 31, 1999 and engaged such firm.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.     EXECUTIVE COMPENSATION.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         AAS will file with the SEC a proxy statement for its annual meeting of shareholders to be held on June 14, 2000. The information called for by items 9 through 12 above will be included in that proxy statement and is incorporated herein by reference. If the proxy statement is not filed with the SEC by May 1, 2000, then the information required by items 9 through 12 will be filed as an amendment to this Annual Report on Form 10-KSB by May 1, 2000.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

                                                                                                                   SB
EXHIBIT NO.         DOCUMENT                                                                                      ITEM
-----------         --------                                                                                      ----
*       2.1         Form of Agreement and Plan of Exchange among American Aircarriers Support, Inc.,               2
                    a South Carolina corporation, American Aircarriers Support, Incorporated, a Delaware
                    corporation, and Messrs. Karl F. Brown and Herman O. Brown, Jr.

&       2.2         Asset Purchase Agreement among American Aircarriers Support, Incorporated,                     2
                    American Aircarriers Support Acquisition Corp., Global Turbine Services, Inc. and
                    Turbine Inspections, Incorporated.

#       2.3         Asset Purchase Agreement among American Aircarriers Support, Incorporated,                     2
                    American Aircarriers Support Acquisition III Corp., Condor Flight Spares, Inc., Ned
                    Angene and Martin Washofsky.

x       2.4         Asset Purchase Agreement among American Aircarriers Support, Incorporated,                     2
                    American Jet Engine Services, Inc. and its Shareholders, and American Aircarriers
                    Support Acquisition II Corp.

xx      2.5         Asset Purchase Agreement among American Aircarriers Support, Incorporated,                     2
                    American Aircarriers Support Acquisition IV Corp., Complete Controls, Inc., Micah
                    Chapman and Frank Zambo.

*       3.1.2       Certificate of Incorporation of American Aircarriers Support, Incorporated as filed on         3
                    February 9, 1998, with the Secretary of State of the State of Delaware.

*       3.2         Bylaws of American Aircarriers Support, Incorporated.                                          3

*       4.1.1       Form of specimen certificate for common stock of American Aircarriers Support,                 4
                    Incorporated.

*       4.1.2       Form of Representative's Warrant Agreement issued by American Aircarriers                      4
                    Support, Incorporated to Cruttenden Roth Incorporated.

&       4.2         Registration Rights between American Aircarriers Support, Incorporated and M. Mike             4
                    Evans.

#       4.3         Registration Rights Agreement between American Aircarriers Support, Incorporated               4
                    and Condor Flight Spares, Inc.

x       4.4         Registration Rights Agreement between American Aircarriers Support, Incorporated               4
                    and American Jet Engine Services, Inc.

*       10.1.1      Employment Agreement, dated January 31, 1998, by and between Karl F. Brown and                 10
                    American Aircarriers Support, Incorporated.

*       10.1.2      Employment Agreement, effective January 1, 1998, by and between Elaine T. Rudisill             10
                    and American Aircarriers Support, Incorporated.

x       10.1.6      Executive Employment Agreement between American Aircarriers Support,                           10
                    Incorporated and Anton K. Khoury.

**      10.1.8      Executive Employment Agreement between American Aircarriers Support,                           10
                    Incorporated and Joseph E. Civiletto.

xx      10.1.8      Employment Agreement between American Aircarriers Support, Incorporated and                    10
                    Micah Chapman.

                                                                                                                   SB
EXHIBIT NO.         DOCUMENT                                                                                      ITEM
-----------         --------                                                                                      ----
xx      10.1.9      Employment Agreement between American Aircarriers Support, Incorporated and                    10
                    Frank Zambo.

*       10.2        Form of Indemnification Agreement between American Aircarriers Support,                        10
                    Incorporated and each officer and director of American Aircarriers Support,
                    Incorporated.

++      10.3.2      1998 Omnibus Stock Option Plan, as amended.                                                    10

##      10.4        Loan and Security Agreement, dated May 25, 1999, among American Aircarriers                    10
                    Support, Incorporated, NationsBank, N.A., as agent, and certain financial institutions.

 *      10.4.1      Promissory Note, dated June 29, 1995, issued to NationsBank, N.A. by American                  10
                    Aircarriers Support, Incorporated.

 *      10.4.2      Security Agreement, dated June 29, 1995, between NationsBank, N.A. and American                10
                    Aircarriers Support, Incorporated.

 *      10.4.3      Continuing and Unconditional guaranty, dated June 29, 1995, from Karl F. Brown to              10
                    NationsBank, N.A.

 *      10.4.4      Promissory Note Renewal, increasing principal amount to $2 million, issued to                  10
                    NationsBank, N.A. by American Aircarriers Support, Incorporated.

 *      10.4.5      Promissory Note Renewal, increasing principal amount to $4 million, issued to                  10
                    NationsBank, N.A. by American Aircarriers Support, Incorporated.

 *      10.4.6      Commitment Letter, dated February 19, 1998, from NationsBank, N.A. to American                 10
                    Aircarriers Support, Incorporated.

 *      10.4.7      Promissory Note, dated April 9, 1998, issued to NationsBank, N.A. by American                  10
                    Aircarriers Support, Incorporated.

 *      10.4.8      Loan Agreement, dated April 9, 1998, between NationsBank, N.A. and American                    10
                    Aircarriers Support, Incorporated.

 *      10.4.9      Security Agreement, dated April 9, 1998, between NationsBank, N.A. and American                10
                    Aircarriers Support, Incorporated.

 *      10.4.10     Continuing and Unconditional Guaranty, dated April 9, 1998, from Karl F. Brown to              10
                    NationsBank, N.A.

 +      10.4.11     Loan (Credit Facility) Agreement, dated July 13, 1998, between NationsBank, N.A.               10
                    and American Aircarriers Support, Incorporated.

**      10.4.12     Modification to the Credit Facility, dated January 1999, between NationsBank, N.A.             10
                    and American Aircarriers Support, Incorporated.

**      10.4.13     Modification to the Credit Facility, dated March 3, 1999, between NationsBank, N.A.            10
                    and American Aircarriers Support, Incorporated.

o       10.4.14     Promissory Note and Option Agreement issued by AAS Technologies, Inc. to O'H                   10
                    Rankin Properties

o       10.4.15     Amendment to Loan and Security Agreement, dated May 25, 1999, among American                   10
                    Aircarriers Support, Incorporated, NationsBank, N.A., as agent, and certain financial institutions.

                                                                                                                   SB
EXHIBIT NO.         DOCUMENT                                                                                      ITEM
-----------         --------                                                                                      ----
o       10.4.16     Amendment to Loan and Security Agreement, dated May 25, 1999, among American                   10
                    Aircarriers Support, Incorporated, NationsBank, N.A., as
                    agent, and certain financial institutions.

o       10.4.17     Amendment to Loan and Security Agreement, dated May 25, 1999, among American                   10
                    Aircarriers Support, Incorporated, NationsBank, N.A., as
                    agent, and certain financial institutions.

*       10.5.1      Lease Agreement, dated June 30, 1993, between B&C Enterprises and American                     10
                    Aircarriers Support, Incorporated.

*       10.5.2      Lease Agreement, dated July 30, 1997, between Brown Enterprises and American                   10
                    Aircarriers Support, Incorporated.

#       10.5.3      Lease Agreement, dated November 9, 1998, between American Aircarriers Support,                 10
                    Incorporated and Condor Properties of Miami, Inc.

x       10.5.4      Lease of Real Property, dated November 19, 1998, between American Aircarriers                  10
                    Support, Incorporated and Anton K. Khoury.

x       10.5.5      Lease of Real Property, dated November 19, 1998, between American Aircarriers                  10
                    Support, Incorporated and Hanna K. Khoury.

**      10.5.6      Lease of Real Property, dated November 6, 1998,  between American Aircarriers                  10
                    Support, Incorporated and Crescent Resources, Inc.

xx      10.5.10     Lease Agreement between Complete Controls Inc. and Tucson Airport Authority, Inc.              10

xx      10.5.11     Lease Agreement between Complete Controls Inc. and Tucson Airport Authority, Inc.              10

o       10.5.12     Lease Agreement between AAS-Complete Controls, Inc. and Tucson Airport                         10
                    Authority, Inc.

o       10.5.13     Lease Agreement between AAS-AMJET and Gran Central Corporation                                 10

o       10.5.14     Lease Agreement between AAS-Complete Controls, Inc. and Tucson Airport                         10
                    Authority, Inc.

o       10.5.15     First Amendment to Lease between Tucson Airport Authority and AAS Complete
                    Controls, Inc.

*       10.6        Form of S Corporation Tax Allocation and Indemnification Agreement among                       10
                    American Aircarriers Support, Incorporated, Karl F. Brown and Herman O. Brown, Jr.

*       10.8        Voting Trust Agreement, dated February 23, 1998 among Herman O. Brown, Jr.,                    10
                    David M. Furr, as Trustee, and American Aircarriers Support, Incorporated.

*       10.9.1      Consignment Agreement between American Aircarriers Support, Incorporated and M.                10
                    Mike Evans.

o       21.         Subsidiaries of the Registrant.                                                                21

o       23.1        Consent of Cherry, Bekaert & Holland, L.L.P., independent certified public                     23
                    accountants.

o       27          Financial Data Schedule

-----------------------------

* Incorporated by reference from Registration Statement on Form SB-2 (File No. 333-48497).

+ Incorporated by reference from Form 10-QSB filed November 5, 1998 (File No. 0-24275).

& Incorporated by reference from Form 8-K (dated October 1, 1998) filed on October 14, 1998 (File No. 0-24275).

# Incorporated by reference from Form 8-K (dated November 9, 1998) filed on December 4, 1998 (File No. 0-24275).

x Incorporated by reference from Form 8-K (dated November 19, 1998) filed on December 4, 1998 (File No. 0- 24275).

** Incorporated by reference from Form 10-KSB filed March 16, 1999 (File No.
   0-24275).

## Incorporated by reference from Form 10-QSB filed August 12, 1999 (File No.
   0-24275).

xx Incorporated by reference from Form 8-K (dated April 1, 1998) filed on
   September 17, 1999 (File No. 0-24275).

++ Incorporated by reference from Registration Statement on Form S-8 (File No.
   333-18831).

o  Filed herewith.

         (b)      REPORTS ON FORM 8-K

         A report on Form 8-K, dated April 1, 1999, was filed on September 17, 1999 reporting the purchase of substantially all of the assets of Complete Controls, Inc.; the lease of the facilities at the Tucson International Airport from where such business was operating as well as an additional building at that location; and the employment by AAS Complete Controls of Micah Chapman as President and Frank Zambo as Vice President.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICAN AIRCARRIERS SUPPORT, INCORPORATED



March 29, 2000                        By: /s/ Karl F. Bown
                                         ---------------------------------------
                                           Karl F. Brown, Chairman of the Board


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

             SIGNATURE                                 TITLE                                 DATE
             ---------                                 -----                                 ----

   /s/ Karl F. Brown                      Chairman of the Board and Chief Executive     March 29, 2000
-------------------------------           Officer (Principal Executive Officer)
      Karl F. Brown


  /s/ Joseph E. Civiletto                 Chief Operating Officer and President         March 29, 2000
-------------------------------           (Principal Operating Officer)
      Joseph E. Civiletto


  /s/ Elaine T. Rudisill                  Chief Financial Officer (Principal            March 29, 2000
-------------------------------           Financial and Accounting Officer)
      Elaine T. Rudisill


  /s/ David M. Furr                       Director                                      March 29, 2000
-------------------------------
      David M. Furr


 /s/ Pamela K. Clement                    Director                                      March 29, 2000
-------------------------------
      Pamela K. Clement


 /s/ James T. Comer, III                  Director                                      March 29, 2000
-------------------------------
      James T. Comer, III


 /s/ Anton K. Khoury                      Director                                      March 29, 2000
-------------------------------
      Anton K. Khoury

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES



                                    CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................  F-2

CONSOLIDATED BALANCE SHEETS................................................  F-4

CONSOLIDATED STATEMENTS OF OPERATIONS......................................  F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................  F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of American Aircarriers Support, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheet of American Aircarriers Support, Incorporated and Subsidiaries (a Delaware corporation) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Aircarriers Support, Incorporated and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Charlotte, North Carolina
March 29, 2000

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of American Aircarriers Support, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Aircarriers Support, Incorporated and Subsidiaries as of December 31, 1998 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Aircarriers Support, Incorporated and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Cherry, Bekaert and Holland, L.L.P.

Charlotte, North Carolina
January 29, 1999, except for Note 9,
  as to which the date is March 4, 1999

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                         DECEMBER 31,
                                                                                       1999         1998
                                                                                     --------      -------
Assets
Current Assets:
     Cash and cash equivalents                                                       $     91      $ 2,150
     Receivables:
          Trade and other, net of allowances of $366 at December 31, 1999
          and $256 at December 31, 1998                                                18,843        4,007
          Affiliate                                                                       631           10
     Cost and estimated earnings in excess of billings on uncompleted
       contracts, net                                                                     981          610
     Inventories                                                                       60,068       22,220
     Prepaid expenses                                                                     825          181
                                                                                     --------      -------
              Total current assets                                                     81,439       29,178

Property and equipment, net                                                            11,787        2,263
Assets under capital lease, net                                                         7,547           --
Assets held for lease, net                                                                633        1,725
Goodwill and acquisitions costs, net of amortization                                   10,520       10,446
Deferred financing fees                                                                 1,595           85
Other assets                                                                              343          481
                                                                                     --------      -------
                                                                                     $113,864      $44,178
                                                                                     ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving line of credit                                                        $ 51,288      $ 3,250
     Current maturities of long-term debt                                                 347        1,733
     Capital lease obligations - current portion                                          965
     Accounts payable and accrued expenses                                             20,300        3,270
     Accounts payable to related parties                                                   --           54
     Notes payable to related parties - current portion                                   168           --
     Income taxes payable                                                               1,159        1,128
                                                                                     --------      -------
              Total current liabilities                                                74,227        9,435

Long-term debt, net of current maturities                                               3,121       11,267
Capital lease obligations - long-term portion                                           6,371           --
Notes payable to related parties - long-term portion                                       88           --
Deferred income taxes                                                                     316           --
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
          no shares issued or outstanding                                                  --           --
     Common stock, $.001 par value; 20,000,000 shares authorized;
          7,190,104 shares issued and outstanding at December 31, 1999 and 1998             7            7
     Additional paid-in capital                                                        20,450       20,450
     Retained earnings                                                                  9,284        3,019
                                                                                     --------      -------
              Total stockholders' equity                                               29,741       23,476
                                                                                     --------      -------
                                                                                     $113,864      $44,178
                                                                                     ========      =======

                The accompanying notes to Consolidated Financial
            Statements are an integral part of these Balance Sheets.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                FOR THE YEAR ENDED DECEMBER 31,
                                                    1999            1998
                                                  --------       --------
Net revenues                                      $ 59,946       $ 26,281
Cost of sales and service                           35,903         15,995
                                                  --------       --------
              GROSS PROFIT                          24,043         10,286
                                                  --------       --------

Operating Expenses:
      Selling and marketing                          4,618          1,671
      General and administrative                     5,720          1,666
                                                  --------       --------
          Total operating expenses                  10,338          3,337
                                                  --------       --------
              INCOME FROM OPERATIONS                13,705          6,949

Other (expense) income:
      Interest expense, net                         (3,360)          (229)
      Write off of deferred financing fees             (99)            --
      Other income                                      --             45
                                                  --------       --------
              INCOME BEFORE INCOME TAXES            10,246          6,765
Provision for income taxes                           3,981          1,813
                                                  --------       --------
              NET INCOME                          $  6,265       $  4,952
                                                  ========       ========

PRO FORMA DATA (UNAUDITED):
      Income before income taxes as reported      $     --       $  6,765
      Pro forma income tax expense                      --          2,571
                                                  --------       --------
      Pro forma net income                        $     --       $  4,194
                                                  ========       ========

Earnings per share and pro forma basic
      earnings per share                          $   0.87       $   0.76
                                                  ========       ========
Earnings per share and pro forma diluted
      earnings per share                          $   0.86       $   0.76
                                                  ========       ========

Weighted average shares outstanding and pro
      forma weighted average shares
      outstanding:
          Basic                                      7,190          5,513
                                                  ========       ========
          Diluted                                    7,324          5,518
                                                  ========       ========

                The accompanying notes to Consolidated Financial
              Statements are an integral part of these Statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                   COMMON STOCK         ADDITIONAL                      TOTAL
                                                   ------------           PAID-IN       RETAINED    STOCKHOLDERS'
                                               SHARES       DOLLARS       CAPITAL       EARNINGS        EQUITY
                                              --------      --------      --------      --------       --------
BALANCE, DECEMBER 31, 1997                       4,100      $      4      $     --      $  4,865       $  4,869

Net income                                          --            --            --         4,952          4,952
Distribution to S-corp stockholders                 --            --            --        (3,047)        (3,047)
Recapitalization from S-corp to
      C-corp and establishment of
      deferred tax asset                            --            --         3,791        (3,751)            40
Issuance of common stock and warrants
      in conjunction with initial public
      offering, net of transaction cost          2,250             2        11,642            --         11,644
Issuance of common stock in
      conjunction with acquisitions of
      businesses                                   840             1         5,017            --          5,018
                                              --------      --------      --------      --------       --------

BALANCE, DECEMBER 31, 1998                       7,190             7        20,450         3,019         23,476

Net income                                                                                 6,265          6,265
                                              --------      --------      --------      --------       --------
BALANCE, DECEMBER 31, 1999                       7,190      $      7      $ 20,450      $  9,284       $ 29,741
                                              ========      ========      ========      ========       ========

                The accompanying notes to Consolidated Financial
              Statements are an integral part of these Statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                                       1999           1998
                                                                                     --------       --------
Operating activities
      Net income                                                                     $  6,265       $  4,952
      Adjustments to reconcile net income to cash used in operating activities:
          Depreciation and amortization                                                 1,388            369
          Provision for uncollectible accounts                                            110            181
          Deferred tax expense                                                            352              4
          Increase in trade and other receivables                                     (15,567)          (558)
          Increase in costs and estimated earnings in excess of billing on
            uncompleted contracts, net                                                   (371)          (610)
          Increase in inventories                                                     (37,848)       (13,049)
          Increase in prepaid expenses                                                   (644)          (666)
          Decrease in other assets                                                        138             --
          Increase in accounts payable and accrued expenses                            17,028          2,431
          Decrease in accounts payable to related parties                                 (54)            --
          Decrease in income taxes payable                                                 (4)            --
                                                                                     --------       --------
              Net cash used in operating activities                                   (29,207)        (6,946)
                                                                                     --------       --------

INVESTING ACTIVITIES
      Capital expenditures                                                            (10,064)        (2,785)
      Change in assets held for lease                                                   1,043             --
      Acquisition of businesses                                                          (438)       (10,694)
                                                                                     --------       --------
              Net cash used in investing activities                                    (9,459)       (13,479)
                                                                                     --------       --------

FINANCING ACTIVITIES
      Net borrowings on revolving line of credit                                       48,038          1,750
      (Repayment) issuance of long-term debt, net                                      (9,532)        12,879
      Issuance of notes payable to related parties, net                                   256
      Principal repayments on amounts payable to related parties, net                      --         (1,502)
      Repayment of capital lease obligations                                             (336)            --
      Increase in deferred financing fees                                              (1,819)            --
      Net proceeds from initial public offering                                            --         11,644
      Distributions to stockholders                                                        --         (2,946)
                                                                                     --------       --------
              Net cash provided by financing activities                                36,607         21,825
                                                                                     --------       --------

              Net (decrease) increase in cash and cash equivalents                     (2,059)         1,400

Cash and cash equivalents, beginning of year                                            2,150            750
                                                                                     --------       --------
Cash and cash equivalents, end of year                                               $     91       $  2,150
                                                                                     ========       ========

                The accompanying notes to Consolidated Financial
              Statements are an integral part of these Statements.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Aircarriers Support, Incorporated, a Delaware corporation and its wholly-owned subsidiaries Aviation Services, Inc., AAS Landing Gear Services, Inc., AAS Amjet, Inc. and AAS Complete Controls, Inc. (collectively "AAS" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain pro forma information has been provided in connection with the initial public offering of securities (Note 3).

Description of Business

AAS is an international supplier of aviation services including the sale, maintenance, repair and overhaul of aircraft spare parts and engines to major commercial and cargo airlines, maintenance and repair facilities and other parts distributors. The company specializes in both engines and airframe parts, primarily for Boeing, Douglas and Airbus aircraft. AAS also offers engine management services, and maintenance, repair and overhaul ("MRO") services for engines and landing gear at its FAA licensed facilities. The Company's headquarters and distribution facility is located in Fort Mill, South Carolina. The Company's FAA licensed facilities are located in Miami, Florida and Tucson, Arizona. Subsequent to December 31, 1999, the Company opened an aircraft maintenance facility in San Bernardino, California.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of 90 days or less to be cash equivalents. Included in cash and cash equivalents for 1998 are investments in overnight repurchase agreements and a tax-exempt money market mutual fund. These investments are recorded at cost, which approximates market.

Trade Receivables

The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions.

Inventories

Inventories are valued at lower of cost or market. The cost of aircraft parts purchased individually is determined on a specific identification basis, which includes the cost associated with the overhaul and repair necessary for resale. For parts acquired through certain bulk purchases or through whole aircraft purchases, cost is determined based upon an allocation by management of the bulk purchase price to the majority of the individual components based upon a pro-rated percent of manufacturers list price. The balance of the components

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories (continued)

are assigned to cost pools, which are amortized as part sales are recognized. The amount of cost amortized is based upon the gross profit percentage as determined from the estimated sales value of the parts. The sales value estimates and gross profit percentages are based on historical experience, are monitored by management, and are adjusted periodically as necessary.

As a result of the acquisitions of FFA licensed MRO facilities, the Company maintains raw materials and work in process inventories in support of those overhaul facilities. The cost of the work-in-process inventory is the direct labor and overhead costs determined by the labor hours attributed to it.

Assets Held for Lease

The Company leases engines to the airline industry on a worldwide basis through operating leases. Operating income is recognized on a straight-line basis over the term of the underlying leases. The cost of the asset held for lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the lease term or the economic life of the asset. Accumulated amortization at December 31, 1999 and 1998 was $50,000 and $31,000, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of furniture, fixtures and equipment is provided under the straight-line method over the estimated useful lives, generally five and eight years. Amortization of leasehold improvements is provided on the straight-line method over the estimated useful lives of leased assets or the term of the lease, whichever is shorter. Repair and maintenance costs are charged to operations as incurred while major improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed from the accounts and any gains or losses are included in operations.

Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired and is amortized using the straight-line method over 30 years for assets acquired prior to 1999 and 20 years for assets acquired in 1999. The Company assesses the recoverability of goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future undiscounted cash flows may not be sufficient to support the recorded asset. Based upon its most recent analysis, management of the Company believes that no material impairment of goodwill exists. Accumulated amortization of goodwill at December 31, 1999 and 1998, respectively, was $453,126 and $87,495. Deferred financing fees represents the cost of refinancing the Company's credit facility and is amortized using the straight-line method over the term of the facility. Deferred financing fees of $98,874 associated with the Company's previous credit facility were written off during 1999. Accumulated amortization of deferred financing fees at December 31, 1999 and 1998, was $209,956 and $23,112, respectively.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenues from long-term fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Warranties on MRO workmanship vary from six months to 10 years dependent upon a number of factors including the type of part repaired, flight hours, and the expected life of a part. Manufacturers' warranties for any new or replacement parts are passed through to the customer.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized and is netted with the aforementioned asset for presentation purposes on the accompanying consolidated balance sheets.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is required to be adopted for the fiscal years ending after December 15, 1997. SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Essentially, this Statement replaces the primary EPS and fully diluted EPS presentations under APB Opinion No. 15 with a basic EPS and a diluted EPS. Earnings per share for all periods presented have been determined under the provisions of SFAS No. 128, and include certain pro forma adjustments to income and shares as discussed in Note 3.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Following the termination of the S-corporation election, the Company became subject to federal and state income taxes. At that time, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be realized or settled. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Pro forma income and earnings per share have been determined using estimated effective federal and state income tax rates as discussed in Note 3.

Fair Value of Financial Instruments

Fair value approximates book value for the following financial instruments due to their short-term nature: cash and cash equivalents, accounts receivable and accounts payable. Fair values of notes payable and long-term debt are based on estimates using present value techniques. Fair values of investments accounted for at cost were based on prices of recently-made investments in the companies, and at December 31, 1998 approximated carrying values.

At December 31, 1999 and 1998, the carrying values of the Company's notes payable and long-term debt approximated their fair values as the interest rates on such financial instruments are comparable to market rates and/or remaining principal is due in a relatively short period of time.

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

Accounts receivable subject the Company to a potential concentration of credit risk. Receivables are usually due within 30 days and the Company performs periodic credit evaluations of its customers' financial condition. Substantially all of the Company's customers are in the aviation industry and sales are usually affected by the current economic condition of the industry. Sales to international customers have accounted

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk (continued)

for an increasing amount of net sales in recent years. The Company anticipates that international sales will continue to represent a material portion of the Company's net sales in future periods. Sales to international customers may be subject to greater risks, including variations in local economies, fluctuating exchange rates and greater difficulty in accounts receivable collection.

In 1999 and 1998, none of the Company's customers accounted for more than 10% of net revenues. Currently, the Company believes that it has no customer, the loss of which would have a material adverse effect on the Company's results of operations.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising costs were $167,210 in 1999, and $74,136 in 1998.

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

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified in order to conform with 1999 presentation.

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

The proceeds of the Offering were used to repay shareholder advances, repay a portion of the Company's line of credit, pay distributions to shareholders and purchase additional inventory.

In connection with the reincorporation, on May 28, 1998, the Company terminated its S-Corporation income tax election. The pro forma data on the statement of operations for the year ended 1998 provides information as if the Company had been treated as a C-Corporation for income tax purposes. Pro forma net income includes a provision for income taxes as if the Company were subject to federal and state income taxes as described above at a combined effective tax rate of approximately 38 percent in 1998. The following unaudited pro forma information reflects the reconciliation between the statutory provision for income taxes and the actual pro forma income tax provision.

                                                             1998
                                                             ----
Income taxes at federal statutory rate                   $ 2,300,000
State taxes, net of federal benefit                          223,000
Other                                                         47,551
                                                         -----------
Pro forma income taxes                                   $ 2,570,551
                                                         ===========

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 4.  BUSINESS COMBINATIONS

Effective April 1, 1999, the Company completed the acquisition of Complete Controls, Inc. ("CCI"), an Arizona corporation, now operating as AAS Complete Controls Inc., for a purchase price of $600,000, reduced by an agreed-upon working capital adjustment, and the assumption of certain liabilities. The purchase price consisted of $150,000 in cash and promissory notes for the balance of the purchase price, payable over two years, issued to the prior owners. CCI is a FAA-certified maintenance, repair and overhaul facility specializing in flight control surfaces. Flight control surfaces include the flaps, slats and rudders of an aircraft.

On November 19, 1998, effective October 1, 1998, the Company acquired substantially all the assets of American Jet Engine Services, Inc. ("AMJET"), a Florida corporation, now operating as AAS Amjet Inc., for $12.25 million consisting of $8.5 million in cash and the issuance of 625,000 shares of the Company's common stock. Stock issued in connection with the acquisition was valued at $6.00 per share based on the market price of the stock near the date on which the parties agreed to the terms of the acquisition. AMJET is an FAA certified aircraft engine maintenance, repair and overhaul facility located in Miami, Florida.

On October 1, 1998, the Company acquired substantially all of the assets of Global Turbine Services, Inc. and Turbine Inspections Incorporated (collectively "Global"), two Florida corporations, now operating as Aviation Services Inc., for $1.1 million consisting of $585,000 in cash and 90,104 shares of the Company's common stock. Stock issued in the acquisition was valued at $5.75 per share based on the market price of the stock near the date on which the parties agreed to the terms of the acquisition. Global provides total engine management services to major commercial and cargo airlines.

On November 9, 1998, the Company acquired substantially all of the assets of Condor Flight Spares, Inc. ("Condor"), a Florida corporation, now operating as AAS Landing Gear Services Inc., for $1.75 million consisting of $1.0 million in cash and 125,000 shares of the Company's Common Stock. Stock issued in the acquisition was valued at $6.00 per share based on the market price of the stock near the date on which the parties agreed to the terms of the acquisition. Condor received FAA certification to overhaul and maintain landing gear for commercial aircraft on November 30, 1998.

The acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

The purchase prices, including $518,000 of acquisition costs, have been allocated to assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The excess of the purchase price over the fair value of net assets acquired in the AMJET acquisition of approximately $10 million has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. The excess of the purchase price over the fair value of the net assets acquired in the CCI acquisition of approximately $347,000 has been recorded as goodwill and is being amortized on a straight line basis over 20 years.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 4.  BUSINESS COMBINATIONS (CONTINUED)

The following table presents unaudited pro forma combined results of operations as if the acquisitions had occurred at the beginning of the year in which the acquisition was made. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had occurred at the beginning of each year presented.

                                                          1999             1998
                                                      ------------    ------------
           Pro forma net revenues                     $ 60,529,000    $ 33,028,000
           Pro forma net income                       $  6,152,000    $  4,396,000
           Pro forma basic earnings per share                $0.86           $0.72
                                                             =====           =====
           Pro forma diluted earnings per share              $0.84           $0.72
                                                             =====           =====


NOTE 5.  TRADE RECEIVABLES AND SALES BY GEOGRAPHIC REGION

Trade receivables are shown net of the following allowances:

                                                                December 31,
                                                              1999           1998
                                                         ------------    -----------
           Allowance for doubtful accounts               $    325,592    $   225,592
           Reserve for sales returns and allowances            40,000         30,000
                                                         ------------    -----------
           Total accounts receivable allowances          $    365,592    $   255,592
                                                         ============    ===========

Sales to unaffiliated customers by geographic region are as follows:

                                               December 31,
                                           1999            1998
                                       -----------      -----------
           Domestic                    $41,539,272      $20,269,572
           Canada                        2,795,076        2,100,439
           Europe and Middle East        6,082,844        3,411,192
           Far East                      6,436,665          432,834
           Latin America                 2,606,411               --
           Other                           485,538           66,889
                                       -----------      -----------
           Total                       $59,945,806      $26,280,926
                                       ===========      ===========

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 6.  INVENTORIES

Inventories, stated at lower of cost or market, are comprised of the following:

                                             December 31,
                                         1999            1998
                                     -----------      -----------
          Aircraft parts             $34,701,026      $11,795,079
          Complete engines            15,096,888        9,556,061
          Deposits on inventory          603,219          845,473
          Work in process              9,666,771           23,424
                                     -----------      -----------
                   Total             $60,067,904      $22,220,037
                                     ===========      ===========


NOTE 7.  PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is comprised of the following:

                                                       December 31,
                                                  1999               1998
                                              ------------       ------------
          Shop equipment                      $  2,570,496       $  1,258,350
          Office furniture and equipment         1,640,954            398,498
          Leasehold improvements                 1,436,604            528,979
          Software                               1,278,920            228,931
          Vehicles                                 236,169            136,049
                                              ------------       ------------
                                                 7,163,143          2,550,807
          Less accumulated depreciation           (745,941)          (287,943)
          Construction in progress               5,369,720                 --
                                              ------------       ------------
          Property and equipment, net         $ 11,786,922       $  2,262,864
                                              ============       ============


As of December 31, 1999 Construction in progress included approximately $140,000 of capitalized interest.


NOTE 8.  INVESTMENTS

During 1998 the company made investments totaling $175,000 in two joint venture arrangements with Global. In October 1998, the Company acquired the remaining interest in the joint ventures in connection with the acquisition of the assets of Global. (See note 4). Prior to October 1998, the investment was accounted for on the equity method. Income recognized from the joint venture through September 30, 1998 totaled $48,000.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 9.  LINE OF CREDIT

The Company's credit facility was initially established in June 1995. On July 13, 1998, the Company entered into an agreement with a bank for an expanded $30 million credit facility. Under the terms of the agreement, $10 million replaced the Company's existing revolving credit line which was due to mature September 30, 1998. The line of credit bore an annual interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus an amount between 1.25% and 2.50% based upon the Company's financial performance. On December 31, 1998, there was $3,250,000 outstanding under the revolving line of credit bearing a LIBOR-based interest rate of 6.3%. This credit facility was amended in March 1999 to permit borrowings of up to $35 million, $15 million for working capital and $20 million for acquisitions.

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

Effective May 25, 1999, the Company entered into a five-year revolving credit agreement and capital expenditure loan facility ("Credit Agreement") with Bank of America (the "agent") and other financial institutions (the "lenders"). The Credit Agreement provides a line of credit up to $100 million, of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced the existing $35 million line of credit, which was repaid in full from the proceeds of the new facility. The Company also wrote off deferred financing fees of $98,874 associated with the previous line of credit. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the LIBOR or the prime rate, depending on certain indebtedness ratios. The terms of the Credit Agreement also provide for a facility non-use fee of 3/8% per annum on the unused portion of the facility. The Credit Agreement, of which $51.3 million and $3.5 million were outstanding under the revolver and capital expenditure loan facility, respectively, at December 31, 1999, contains customary events of default and restrictive covenants that, among other matters, require the Company to maintain certain financial ratios. As of December 31, 1999, the Company was in compliance with all of the restrictive covenants, with the exception of the tangible net worth covenant, which has subsequently been waived by the bank. The amount of credit available to the Company under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the Company's outstanding receivables and inventories, with certain exclusions. Total unutilized borrowing availability as of December 31, 1999, pursuant to the Credit Agreement, as amended, was $1.0 million and $6.5 million on the revolver and capital expenditure line, respectively. The Credit Agreement is secured by substantially all of the Company's assets and the capital expenditure loan facility is secured by all of the equipment funded by the facility. The capital expenditure loan facility may be drawn down through May 2000, at which time it converts into a term loan amortizing over the remaining term of the Credit Agreement.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 10.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt are summarized as follows:

                                                                                                December 31,

                                                                                          1999               1998
                                                                                      ------------       ------------
Long-term debt
--------------
Note payable to bank originated November 1998, bearing interest at the three-month LIBOR plus an amount between 1.25% and 2.50% (6.3% at December 31,
1998) on $8,700,000, payable in monthly installments of $145,000 principal plus
interest beginning May 1, 1999 and maturing April 1, 2004                             $         --       $  8,700,000

Note payable to bank originated December 1998, bearing interest at the three-month LIBOR plus an amount between 1.25% and 2.50% (6.3% at December 31,
1998) on $4,300,000, payable in monthly installments of $71,667 principal plus
interest beginning May 1, 1999 and maturing April 1, 2004                             $         --       $  4,300,000


Capital expenditure loan payable to bank originated May 1999, bearing interest at 8.5% at December 31, 1999, payable in quarterly installments of principal on the first day of each fiscal quarter, based on a five year level amortization, beginning on July 1, 2000. Interest is payable monthly. Upon the sale, transfer or other disposition of any item of equipment financed with the proceeds of the loan, the Company is obligated to prepay the portion of the loan made against
such item of equipment                                                                   3,467,705                 --
                                                                                      ------------       ------------
                                                                                         3,467,705         13,000,000
       Less current maturities                                                            (346,771)        (1,733,333)
                                                                                      ------------       ------------
       Long-term debt, less current maturities                                        $  3,120,934       $ 11,266,667
                                                                                      ============       ============


Maturities on long-term debt are as follows:

       2000                                                                           $    346,771
       2001                                                                                693,541
       2002                                                                                693,541
       2003                                                                                693,541
       2004                                                                              1,040,311
                                                                                      ------------

                                                                                      $  3,467,705
                                                                                      ============

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 10.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

                                                                        December 31,
                                                                    1999            1998
                                                                 ----------      -----------
Notes payable to related parties
  Notes payable to prior owners of Complete Controls, Inc.
  originated April 1999, bearing interest at 6%, payable in
  eight (8) quarterly installments of principal and interest,
  maturity April 2001                                               256,564               --
                                                                 ----------      -----------

       Total notes payable to related parties                    $  256,564      $        --
                                                                 ==========      ===========

Interest paid was $3,208,319 in 1999 and $249,779 in 1998. Interest paid in 1999 includes approximately $2.86 million related to the Company's credit facility (including the capital expenditure line), $326,000 related to capital lease obligations (see note 11), and $22,000 of other interest.


NOTE 11.  LEASES

The Company leases its buildings and office equipment under operating leases. Certain buildings are leased from related parties of the Company. Terms of the related party lease agreements are described in Note 17. Operating lease expense was $1,870,462 in 1999 and $256,755 in 1998. Minimum lease payments under noncancelable operating leases with remaining terms of more than one year are as follows:

Operating Leases
----------------

Future minimum lease payments
    at December 31, 1999                 To Related               Third
                                           Parties               Parties
                                       -------------         -------------
       2000                            $     414,120         $   1,243,378
       2001                                  414,120               974,887
       2002                                  377,870               927,820
       2003                                  276,720               930,058
       2004                                  276,720               378,811
    Thereafter                             1,083,820                    -
                                       -------------         -------------
                                       $   2,843,370         $   4,454,954
                                       =============         =============

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 11.  LEASES (CONTINUED)

Capital Leases
--------------

The company has leased two shipsets of landing gear, in different configurations, and other equipment which are accounted for as capital leases.

Assets recorded under capital leases at
    December 31, 1999

       Landing gear                                 $  3,700,000
       Landing gear                                    3,950,000
       Equipment                                          22,381
                                                    ------------
                                                       7,672,381
       Less accumulated depreciation                    (125,196)
                                                    ------------
                                                    $  7,547,185
                                                    ============

Capital lease obligations at
    December 31, 1999

Capital lease obligation for landing gear, payable to First Capital, originated
August 1999, bearing interest at 11.5%, payable in monthly installments of
$70,652 (principal and interest). After 5 years the Company is obligated to either purchase the gear for 25% of the original price which is considered a
bargain purchase option, or extend the lease for an additional 2 years.                        $ 3,520,626

Capital lease obligation for landing gear, payable to BancBoston, originated
September 1999, bearing interest at 11.6%, payable in monthly installments of
$75,607 (principal and interest). After 5 years the Company is obligated to either purchase the gear for 25% of the original price, which is considered a
bargain purchase option, or extend the lease for an additional 2 years.                          3,797,792

Capital lease obligation for equipment payable to Safeline Leasing, originated
June 1999, bearing interest at 9.2%, payable in 36 monthly installments
of $329 (principal and interest).                                                                    8,301

Capital lease obligation for telephone equipment payable to American Express
Equipment Finance, originated March 1999 bearing interest at 17.2%, payable in
60 monthly installments of $296 (principal and interest).                                            9,300
                                                                                               -----------

                                                                                               $ 7,336,019
                                                                                               ===========

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 11.  LEASES (CONTINUED)

Capital Leases (continued)
--------------

Future minimum lease payments
    at December 1999

       2000                   $    964,652
       2001                      1,082,949
       2002                      1,212,457
       2003                      1,358,569
       2004                      2,717,392
                              ------------
                              $  7,336,019
                              ============

NOTE 12.  INCOME TAXES

Prior to the Reincorporation on May 28, 1998 (see Note 3), the Company had elected to be taxed as an S-Corporation for federal and state income tax purposes as defined in Section 1361 of the Internal Revenue Code of 1986. Therefore, prior to May 28, 1998, the Company was generally exempt from all federal and state income taxes as stockholders of the Company were taxed on corporate income. As a result of the Reincorporation, the Company terminated its S-Corporation election and became subject to federal and state income taxes at the corporate level. Net deferred tax assets of approximately $40,000 were established for temporary differences existing at the time of the termination of the S-Corporation election.

The components of the provision for income taxes are as follows:

                          1999            1998
                       ----------      ----------
    Current:
        Federal        $3,138,000      $1,561,000
        State             491,000         248,000
                       ----------      ----------
            Total       3,629,000       1,809,000
                       ----------      ----------
    Deferred:
        Federal           298,000           4,000
        State              54,000              --
                       ----------      ----------
            Total         352,000           4,000
                       ----------      ----------
                       $3,981,000      $1,813,000
                       ==========      ==========

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 12.  INCOME TAXES (CONTINUED)


The reconciliation of income tax computed at the federal statutory rate and the actual income tax provision is as follows:


                                                                      1999             1998
                                                                   -----------      -----------
  Income taxes at federal statutory rate                           $ 3,586,000      $ 2,300,000

  Effect of S-Corporation earnings taxed at stockholder level               --         (657,000)

  State taxes, net of federal benefit                                  354,000          161,000

  Other                                                                 41,000            9,000
                                                                   -----------      -----------

  Actual provision for income taxes                                $ 3,981,000      $ 1,813,000
                                                                   ===========      ===========

Income taxes paid were $2,466,000 in 1999 and $1,530,000 in 1998.




Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax (liability) asset as of December 31, 1999 and 1998 were as follows:

                                                  1999             1998
                                                ---------       ---------
Deferred tax assets:
    Reserves against accounts receivable        $ 127,000       $  85,000
                                                ---------       ---------
Deferred tax liabilities:
    Depreciation                                 (426,000)        (38,000)
    Other                                         (17,000)        (11,000)
                                                ---------       ---------
        Total                                    (443,000)        (49,000)
                                                ---------       ---------
        Net deferred tax (liability) asset      $(316,000)      $  36,000
                                                =========       =========

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 13.  EARNINGS PER SHARE

The provisions of SFAS No. 128 have been adopted in determining basic and diluted EPS for 1999 and pro forma basic and diluted EPS for 1998. The weighted average number of shares outstanding for 1998 has been retroactively restated to give effect to the shares issued in the reincorporation in Delaware (Note 3).


The computation of earnings per share, on a pro forma basis assuming the Company was taxed as a Subchapter C Corporation for 1998, is as follows:


                                                                        Pro forma
                                                         1999              1998
                                                      ----------      -------------
Net income                                            $6,265,271      $   4,194,058

Weighted average shares outstanding                    7,190,104          5,512,533

    Basic and pro forma basic earnings per share      $     0.87      $        0.76
                                                      ==========      =============


The computation of diluted earnings per share and 1998 pro forma diluted earnings per share is as follows:

                                                                          Pro forma
                                                             1999            1998
                                                          ----------      ----------
Net income                                                $6,265,271      $4,194,058
                                                          ==========      ==========

Weighted average shares outstanding                        7,190,104       5,512,533

Effect of dilutive securities:

    Options                                                  116,325           5,064

    Warrants                                                  17,968              --
                                                          ----------      ----------
    Diluted weighted average shares outstanding            7,324,397       5,517,597
                                                          ==========      ==========

    Diluted and pro forma diluted earnings per share      $     0.86      $     0.76
                                                          ==========      ==========

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 14.  COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with certain key executives. The terms extend for periods of one to five years.

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


NOTE 15.  STOCK OPTION PLAN

In February 1998, the Company adopted the 1998 Omnibus Stock Option Plan (the "Option Plan"). An aggregate of 450,000 shares of common stock are reserved for issuance under the Option Plan. During 1999 and 1998, the Company granted stock options to individuals who are employees, directors or consultants of the Company totaling 251,500 and 393,250 shares, respectively. The options have an exercise price ranging from $6.00 to $10.75 per share, with a weighted average exercise price of $7.60 per share. Options for 528,574 shares having a weighted average exercise price of $7.26 per share are vested as of December 31, 1999, with the remaining options vesting over four years. The options have terms of between five and ten years. No options were exercised during 1999.

The Company applies APB Opinion 25 and related interpretations in accounting for its Option Plan. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the fair value at the grant dates for awards under the Option Plan consistent with the methodology of SFAS No. 123, the Company's 1999 net income and earnings per share and 1998 pro forma net income and earnings per share would have been reduced to the amounts indicated below. No compensation expense has been recognized related to the options issued to consultants as these options represent an expense of the Offering and as such are accounted for as a reduction of proceeds from the Offering.

                                                                                           Pro Forma
                                                        1999            Pro Forma             1998
                                     1999             Based on            1998              Based on
                                 As Reported        SFAS No. 123       As Reported        SFAS No. 123
                                -------------      -------------      -------------      -------------
Net Income                      $   6,265,271      $   5,453,493      $   4,194,058      $   3,989,023


Basic earnings per share        $        0.87      $        0.76      $        0.76      $        0.72
                                =============      =============      =============      =============


Diluted earnings per share      $        0.86      $        0.74      $        0.76      $        0.72
                                =============      =============      =============      =============

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 15.  STOCK OPTION PLAN (CONTINUED)


For purposes of determining compensation expense under SFAS 123, the fair value of each option is measured on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years 1999 and 1998 respectively: dividend yield of 0 percent for both years; expected volatility of 70.9 percent and 55 percent; risk-free interest rate of
7.0 percent and 5.2 percent; and expected life of 7 years for both years.

The weighted average fair value of options granted during 1999 and 1998 was $7.94 and $3.65, respectively.


NOTE 16.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan that covers substantially all of its employees. Employees who have completed more than one year of service and are over the age of 21 may contribute from 1% to 15% of their base pay. The Company match on the 401(k) portion is discretionary up to 100% of contributions up to 6% of eligible salaries. The profit sharing contribution by the Company is also discretionary. The Company made a contribution to the plan of $51,605 in 1999 for the 401(k) portion and contributed $58,264 in 1998 for the profit sharing portion. No contributions were made in 1999 for the profit sharing portion and no contributions were made in 1998 for the 401(k) matching portion.

Until September 30, 1999, the Company had a medical reimbursement plan covering substantially all of its employees that paid up to $500 per quarter per employee for all medical bills not covered by another group plan. Reimbursement to employees under this plan for the years ended December 31, 1999 and 1998 were $39,047 and $23,374, respectively. This plan was terminated on September 30, 1999.


NOTE 17.  RELATED PARTY TRANSACTIONS

The Company leases several warehouse and MRO facilities from related parties under leases expiring at various dates through 2008. Total rent expense under these operating leases was $653,094 in 1999 and $137,400 in 1998. Minimum lease payments are summarized in Note 11.

In April 1999, in connection with the Company's purchase of CCI, the Company issued a promissory note to the former owners of Complete Controls, Inc. in the principal sum of $337,117. The note bears interest at 6% and is payable in eight equal quarterly installments of principal plus interest on the first day of each quarter beginning July 1, 1999 and ending April 1, 2001.

In October 1993, the Company borrowed $200,000 from U.S. Aviation, Inc. ("USAC") related to the balance of the purchase price of aircraft parts acquired in December 1989. An original former stockholder of the Company is a co-founder, officer and director of USAC. The note bore an interest rate of 7%, payable in five equal annual installments of principal and interest, with a maturity of October 1, 1998. The note was secured by inventory and guaranteed by one existing stockholder. During 1998, the Company paid the final payment of $48,780.

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 17.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company presently sells inventory owned by USAC, on consignment and remits payments quarterly to USAC for 60% of the sales price, less any overhaul and repair costs incurred by the Company necessary to facilitate the sale of the inventory. Sales on consignment for USAC were $60,730 and $36,788 in 1999 and 1998, respectively.

In July 1993, the Company borrowed $525,000 from an original former stockholder. The note bore an interest rate of 6%, with interest only payable at each anniversary date and the note balance payable in full on June 30, 1998. The note was guaranteed by the other original stockholder. Interest expense recognized was $7,875 in 1998. The loan and accrued interest was repaid from the proceeds of the initial public offering.

The Company had historically made distributions to stockholders in amounts estimated to cover individual tax liabilities on income from the Company in connection with its S Corporation election. In 1996, the stockholders loaned back to the Company funds in excess of their tax liabilities. Notes payable totaling $121,267 bearing an annual interest rate of 8% were paid in full on June 12, 1998. Notes payable totaling $810,000 bearing an annual interest rate of 8% were paid at maturity on April 15, 1998.

In connection with the acquisition of Condor, the Company had outstanding accounts payable to related parties of $53,700 at December 31, 1998. The accounts payable were for amounts owed to the previous owners for certain deposits which were made prior to the acquisition.

The Company incurred legal expenses of $237,851 in 1999 and $315,892 in 1998 from a law firm in which a director of the Company is a partner. A substantial portion of the 1998 expenditures were included as transaction costs relating to the public offering and as acquisition cost relating to company acquisitions.


NOTE 18.  SUBSEQUENT EVENTS

In February 2000 the Company created two new affiliated companies, one to implement another acquisition to enhance its service capabilities and the other to participate in a joint venture to create a solution that the Company expects to enhance part sales. The acquisition involved the purchase of assets used in the operation of a facility that was FAA certified to provide heavy maintenance and modification services. The assets were purchased for $2.3 million in cash and notes payable. The Company entered into a lease of the

          AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

NOTE 18.  SUBSEQUENT EVENTS (CONTINUED)


facilities previously used for these services from the San Bernardino International Airport Authority. The second expansion move was to enter into a technology partnering agreement with SupplyAccessTM for the joint development of an internet-based distribution model for parts sales. The Company borrowed $3.0 million from an unaffiliated private investor to fund the participation in the development and marketing of this business-to business e-Procurement solution for the aerospace industry and an equity investment in a document imaging company. Principal and interest on the loan are due at the earlier of 120 days from the closing or the funding of a subordinated debenture offering in the minimum amount of $10 million. The loan is evidenced by an unsecured, subordinated promissory note that bears interest at 9.5 % per annum and is secured by the personal guaranty of the Company's founder and CEO. The bridge lender also received an option to purchase 25,000 shares of common stock at $8.00 per share for a four year period. The option has customary anti-dilution provisions and the holder has certain registration rights.