Form 10-Q
period 2000-03-31
AMERICAN AIRCARRIERS SUPPORT INC
filed 2000-05-15
CIK 1056286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended     Commission File No.
                        MARCH 31, 2000            0-24275

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          DELAWARE                    52-2081515
--------------------------------------------------------------------------------
                (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)


                587 GREENWAY INDUSTRIAL DRIVE
                FORT MILL, SOUTH CAROLINA                 29708
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

                    Common Shares Outstanding at May 10, 2000
                                    7,185,504

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2000             1999
                                                                          -----------     ------------
                                                                          (Unaudited)
Assets
Current Assets:
     Cash and cash equivalents                                             $      10       $     91
     Receivables:
        Trade and other, net of allowances of $413 at March 31, 2000
          and $366 at December 31, 1999                                       17,950         18,843
        Affiliate                                                                 31            631
     Cost and estimated earnings in excess of billings on uncompleted
       contracts, net                                                            306            981
     Inventories                                                              80,572         67,596
     Prepaid expenses                                                          1,014            825
     Income tax receivable                                                       921             --
                                                                           ---------       --------
            Total current assets                                             100,804         88,967

Property and equipment, net                                                   14,728         11,787
Assets under capital lease, net                                                   17             19
Assets held for lease, net                                                       633            633
Goodwill and acquisitions costs, net of amortization                          11,292         10,520
Deferred financing fees                                                        1,506          1,595
Investments in affiliated companies                                            2,220             --
Other assets                                                                   1,086            343
                                                                           ---------       --------
                                                                           $ 132,286       $113,864
                                                                           =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving line of credit                                              $  69,260       $ 51,288
     Current maturities of long-term debt                                      3,745            347
     Capital lease obligations - current portion                                 994            965
     Accounts payable and accrued expenses                                    17,721         20,300
     Notes payable to related parties - current portion                          127            168
     Income taxes payable                                                         --          1,159
                                                                           ---------       --------
            Total current liabilities                                         91,847         74,227

Long-term debt, net of current maturities                                      5,096          3,121
Capital lease obligations - long-term portion                                  6,112          6,371
Notes payable to related parties - long-term portion                              47             88
Deferred income taxes                                                            316            316
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
       no shares issued or outstanding                                            --             --
     Common stock, $.001 par value; 20,000,000 shares authorized;
       7,210,504 and 7,190,104 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively                          7              7
     Additional paid-in capital                                               20,571         20,450
     Retained earnings                                                         8,515          9,284
     Treasury stock                                                             (225)            --
                                                                           ---------       --------
            Total stockholders' equity                                        28,868         29,741
                                                                           ---------       --------
                                                                           $ 132,286       $113,864
                                                                           =========       ========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                        2000          1999
                                                     --------       ---------
                                                           (Unaudited)

Net revenues                                         $ 13,967       $ 13,568
Cost of sales and service                              10,547          8,960
                                                     --------       --------
              GROSS PROFIT                              3,420          4,608
                                                     --------       --------

Operating Expenses:
      Selling and marketing                             1,143            811
      General and administrative                        1,876          1,335
                                                     --------       --------
          Total operating expenses                      3,019          2,146
                                                     --------       --------
              INCOME FROM OPERATIONS                      401          2,462

Other (expense) income:
      Interest expense, net                            (1,662)          (373)
                                                     --------       --------
              (LOSS) INCOME BEFORE INCOME TAXES        (1,261)         2,089
(Benefit) provision for income taxes                     (492)           800
                                                     --------       --------
              NET INCOME                             $   (769)      $  1,289
                                                     ========       ========


Basic (loss) earnings per share                      $  (0.11)      $   0.18
                                                     ========       ========

Diluted (loss) earnings per share                    $  (0.11)      $   0.18
                                                     ========       ========


Weighted average shares outstanding:
          Basic                                         7,186          7,190
                                                     ========       ========
          Diluted                                       7,186          7,326
                                                     ========       ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                                2000          1999
                                                                                            ---------      ---------
                                                                                                   (Unaudited)
OPERATING ACTIVITIES
      Net (loss) income                                                                     $   (769)      $  1,289
      Adjustments to reconcile net (loss) income to cash used in operating activities:
          Depreciation and amortization                                                          424            321
          Provision for uncollectible accounts                                                    48             --
          Deferred taxes                                                                        (921)            --
          Decrease (increase) in trade and other receivables                                   1,445         (1,489)
          Decrease (increase) in costs and estimated earnings in excess of billings
            on uncompleted contracts, net                                                        675           (160)
          Increase in inventories                                                            (12,772)       (11,777)
          Increase in prepaid expenses                                                          (190)          (127)
          Increase in other assets                                                              (742)          (382)
          (Decrease) increase in accounts payable and accrued expenses                        (2,578)         9,617
          Decrease in accounts payable to related parties                                         --            (54)
          Change in income tax liability                                                      (1,159)          (352)
                                                                                            --------       --------
              Net cash used in operating activities                                          (16,539)        (3,114)
                                                                                            --------       --------

INVESTING ACTIVITIES
      Capital expenditures                                                                    (3,375)        (1,790)
      Change in assets held for lease                                                             --         (5,581)
      Investment in affilated companies                                                       (2,220)            --
      Acquisition of businesses                                                                 (876)           (37)
                                                                                            --------       --------
              Net cash used in investing activities                                           (6,471)        (7,408)
                                                                                            --------       --------

FINANCING ACTIVITIES
      Net borrowings on revolving line of credit                                              17,972          8,628
      Increase in capital expenditure line                                                     1,620             --
      Issuance of notes payable, net                                                           3,754             --
      Principal repayments of notes payable to related parties, net                              (83)            --
      Repurchase of treasury stock                                                              (225)            --
      Repayment of capital lease obligations                                                    (230)            --
      Issuance of additional shares of common stock                                              121             --
                                                                                            --------       --------
              Net cash provided by financing activities                                       22,929          8,628
                                                                                            --------       --------

              Net decrease in cash and cash equivalents                                          (81)        (1,894)

Cash and cash equivalents, beginning of period                                                    91          2,150
                                                                                            --------       --------
Cash and cash equivalents, end of period                                                    $     10       $    256
                                                                                            ========       ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES


                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:


INTERIM FINANCIAL STATEMENTS


The accompanying consolidated interim financial statements include the accounts of American Aircarriers Support, Incorporated, a Delaware corporation, and its wholly-owned subsidiaries Aviation Services, Inc., AAS Landing Gear Services, Inc., AAS Amjet, Inc., AAS Complete Controls, Inc., AAS Aircraft Services, Inc. and AAS Technologies, Inc., (collectively "AAS"). All significant intercompany accounts and transactions have been eliminated in consolidation. These statements have been prepared by AAS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1999, has been derived from the audited consolidated financial statements as of that date. Operating results for the three month period ending March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles here have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 1999.


RECLASSIFICATIONS


Certain amounts in the 1999 financial statements have been reclassified in order to conform with 2000 presentation


2.  LINE OF CREDIT:


In May 1999, AAS entered into a five-year revolving credit agreement and capital expenditure loan facility ("Credit Agreement") with Bank of America (the "agent") and other financial institutions ("the lenders"). The Credit Agreement provides a line of credit up to $100 million of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million line of credit, which was repaid in full from the proceeds of the new facility. In conjunction with the new financing, AAS wrote off $0.1 million of deferred financing fees associated with the previous line of credit. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the London Interbank Offered Rate ("LIBOR") or the prime rate, depending on certain indebtedness ratios. The terms of the Credit Agreement also provide for a facility non-use fee of 3/8% per annum on the unused portion of the facility. The Credit Agreement is secured by substantially all of AAS's assets and the capital expenditure loan facility is secured by all of the equipment funded by the facility.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

2.  LINE OF CREDIT-CONTINUED:


The capital expenditure loan facility may be drawn down through May 2000, at which time it converts into a term loan amortizing over the remaining term of the Credit Agreement. The amount of credit available under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the outstanding receivables and inventories, with certain exclusions. In December 1999, the existing credit facility was amended to allow for an additional $1 million, in excess of the availability established by the borrowing base calculation, to be available to us until additional subordinated debt could be obtained. As of March 31, 2000, pursuant to the Credit Agreement, as amended, the available credit was $1.0 million and $4.9 million on the revolver and capital expenditure line, respectively. The Credit Agreement, of which $69.3 million and $5.1 million were outstanding under the revolver and capital expenditure loan facility, respectively, at March 31, 2000, contains customary events of default and restrictive covenants that, among other matters, require that certain financial ratios be maintained. As of March 31, 2000, AAS was not in compliance with certain restrictive financial covenants.


3.   TREASURY STOCK


In February 2000, AAS entered into an agreement to exchange $621,000, classified on the balance sheet as of December 31, 1999 as accounts receivable from affiliates, for 69,000 shares of common stock which were issued to a related party in connection with one of the previous acquisitions. Subsequent to the agreement, AAS sold the stock for $621,000. As of March 31, 2000, cash in the amount of $600,000 had been received, leaving an open accounts receivable balance of $21,000. The agreement also calls for the registration of the remaining 56,000 shares held by the related party or the assistance by AAS with a private placement of those shares. During March, AAS repurchased 25,000 of these shares from the related party for $9 per share, or $225,000. These shares, which are held in treasury; carried at cost and reflected as a separate deduction from shareholders' equity. In April, AAS finalized the purchase of a facility from the related party for $363,000 and the assumption of the $450,000 mortgage on that facility and entered into a new lease for another facility previously subleased from the related party.


                                         THREE MONTHS ENDED
                                           MARCH 31, 2000
                                         ------------------
                                                (000's)
Basic weighted average shares outstanding
   beginning of period                          7,211
Repurchased Treasury Stock                        (25)
                                               ------
Basic weighted average shares outstanding       7,186
                                               ======

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

4.  EARNINGS PER SHARE:


The computation of basic earnings per share in accordance with SFAS No. 128 is as follows - (in thousands, except per share amounts):


                                        THREE MONTHS    THREE MONTHS
                                         ENDED MARCH    ENDED MARCH
                                           31, 2000       31, 1999
                                        ------------    ------------
Net (loss) income as reported              $  (769)        $1,289
                                           -------         ------
Weighted average shares outstanding          7,186          7,190
                                           -------         ------
Basic (loss) earnings per share            $ (0.11)        $ 0.18
                                           =======         ======


The computation of diluted earnings per share in accordance with SFAS No. 128 is as follows - (in thousands except per share amounts):


                                                   THREE MONTHS       THREE MONTHS
                                                    ENDED MARCH        ENDED MARCH
                                                     31, 2000           31, 1999
                                                   ------------       ------------

Net (loss) income as reported                        $   (769)          $121,289
                                                     ========           ========
Weighted average shares outstanding                     7,186              7,190
Effect of dilutive securities                              --                136
                                                     --------           --------
Diluted weighted average shares outstanding             7,186              7,326
                                                     --------           --------
Diluted (loss) earnings per share                    $  (0.11)          $   0.18
                                                     ========           ========


Options to purchase 644,750 shares of common stock at a range of $6.00 to $10.75 per share and 200,000 warrants priced at $7.98 were outstanding during the first quarter 2000 but were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

5.  BUSINESS COMBINATION:


Effective February 15, 2000, AAS completed the acquisition of certain assets of Santa Barbara Aerospace, Inc., for a purchase price of $2.3 million in cash and notes. The name of subsequently changed to AAS Aircraft Services, Inc. The acquisition involved the purchase of assets used in the operation of a facility that was FAA certified to provide heavy maintenance and modification services. AAS entered into a lease of the facilities previously used for these services from the San Bernardino International Airport Authority.


The AAS Aircraft Services acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of AAS Aircraft Services for the period from February 15, 2000 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment within the next twelve months when additional information concerning asset and liability valuations are finalized.


The assets of Santa Barbara Aerospace, Inc. were purchased out of bankruptcy. Therefore, there is no pro forma information on the results of operations as if the acquisition had taken place on January 1, 2000.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                       CONDITION AND RESULTS OF OPERATIONS


The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. AAS undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Our future operating results may be affected by various trends and factors beyond our control. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.


OVERVIEW

American Aircarriers Support, Incorporated, founded in 1985, provides integrated aviation maintenance, repair and overhaul services including spare parts for commercial airlines, cargo operators and maintenance and repair facilities worldwide. AAS offers engine and aircraft management services, maintenance, repair and overhaul of flight controls, landing gear systems and jet engines at its FAA licensed facilities, and, as of February 2000, heavy maintenance for complete aircraft. AAS is one of the few companies that specialize in both engine and airframe components and spare parts and also provides aviation services that include:


         1) sale, lease or exchange of all major airframe and engine components and spare parts;


         2) complete FAA and JAA (a consortium of European civil aviation regulatory authorities) certified maintenance, repair and overhaul ("MRO") services for engines, landing gear and flight control surfaces;


         3) engine and aircraft management, insurance claims assistance and other services; and


         4) as of February 2000, FAA certified heavy maintenance and modification for both narrow and wide body aircraft.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED



RESULTS OF OPERATIONS


Comparison of Three Months Ended March 31, 2000 and 1999


Net revenues increased approximately $0.4 million, or 2.9%, to $14.0 million in the three months ended March 31, 2000 from $13.6 million in the corresponding period in 1999. Businesses acquired during the second quarter of 1999 and the first quarter of 2000 accounted for approximately $1.4 million of the total net revenues as of March 31, 2000. This revenue was partially offset by a decrease in net revenues of the other companies of approximately $1.0 million.


A number of factors contributed to the decrease in revenues such as delays of customer approvals for MRO services and purchasing decisions not to buy parts due to an industry slowdown that was caused by the uncertainty of fuel prices during the first part of the quarter.


Cost of sales and service totaled approximately $10.5 million, or 75.5% of net revenues, in the first quarter of 2000, compared with $9.0 million, or 66.0% net of revenues, in the first quarter of 1999. Gross profit decreased 25.8% to $3.4 million for the three months ended March 31, 2000, compared with $4.6 million for the same period last year. As a percentage of revenues, gross profit was approximately 24.5% of revenues in the three months ended March 31, 2000, compared with approximately 34.0% in the three months ended March 31, 1999. The decrease in gross profit is largely attributable to the pricing pressures resulting from the increased competition related to the industry slowdown and delayed customer purchases.


Selling and marketing expenses increased $0.3 million, or 40.5%, to $1.1 million in the three months ended March 31, 2000 from $0.8 million in the three months ended March 31, 1999. This increase primarily reflects compensation expenses related to additional staffing, fees paid to outside agents and sales related travel. As a percentage of net revenues, selling and marketing expenses increased to 8.2% in the three months ended March 31, 2000, compared to 6.0% of net revenues in the three months ended March 31, 1999.


General and administrative expenses increased $0.5 million, or 40.1%, to $1.9 million in the three months ended March 31, 2000 from $1.3 million in the comparable 1999 period. The majority of the increase in expenses is attributable to the approximately $0.4 million of general and administrative expenses associated with the recently acquired operations. Other expense increases which negatively impacted results were insurance, rent and depreciation. As a percentage of net revenues for the three months ended March 31, 2000, general and administrative expenses were 13.4%, compared with 9.8% of net revenues in the three months ended March 31, 1999.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED



Comparison of Three Months Ended March 31, 2000 and 1999 - continued


Net interest expense for the three months ended March 31, 2000 increased by $1.3 million to approximately $1.7 million, compared to $0.4 million in the three months ended March 31, 1999. This increase is due to the higher levels of indebtedness outstanding used to finance the recent acquisitions, inventory purchases and working capital requirements. For the three months ended March 31, 2000, the weighted average borrowings under the Credit Facility were $65.8 million and the weighted average interest rate was 8.46%.


As a result of the above, net income before taxes decreased $3.3 million, or 160%, to a pre-tax loss of $1.3 million in the first quarter of 2000 from pre-tax income of $2.1 million in the same period in 1999. Net loss after the income tax benefit of $0.5 million was $0.7 million ($0.11 loss per diluted share) for the three months ended March 31, 2000.


In January 2000, AAS purchased a DC10 aircraft for disassembly for $8.5 million. The aircraft was financed under our revolving credit facility. We are presently in the process of disassembly, inspection and tagging the parts in preparation for sale. We anticipate the sales from this aircraft to significantly impact third and fourth quarter results of operations.


In February 2000, AAS entered into a technology partnering agreement with SupplyAccessTM for the joint development of an Internet-based distribution model for parts sales. We borrowed $3 million from an unaffiliated private investor to fund our participation in the development and marketing of this business-to-business e-Procurement solution for the aerospace industry. Both principal and interest on the loan are due at the earlier of one hundred twenty days from the closing or the funding of a subordinated debenture offering in the minimum amount of $10 million. The loan is evidenced by an unsecured, subordinated promissory note that bears interest at 9.5% per annum and is secured by the personal guaranty of the founder and CEO of AAS. The bridge lender also received an option to purchase 25,000 shares of common stock at $8.00 per share for a four-year period. The option has customary anti-dilution provisions and the holder has certain resignation rights.


In March 2000, AAS signed a commitment letter to issue up to $25 million in subordinated debt to an unaffiliated institutional investor, subject to a due diligence review. As of May 10, 2000, the subordinated debt financing had not been closed.

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


In May 1999, AAS entered into a five-year revolving credit agreement and capital expenditure loan facility. The Credit Agreement provides for a line of credit up to $100 million, of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million line of credit, which was repaid in full from the proceeds of the new facility. In conjunction with the new financing, we wrote off $0.1 million of deferred financing fees associated with the previous line of credit. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the LIBOR or the prime rate, depending on certain indebtedness ratios. The terms of the Credit Agreement also provide for a facility non-use fee of 3/8% per annum on the unused portion of the facility. The Credit Agreement is secured by substantially all of AAS's assets and the capital expenditure loan facility is secured by all of the equipment funded by the facility. The capital expenditure loan facility may be drawn down through May 2000, at which time it converts into a term loan amortizing over the remaining term of the Credit Agreement.


The amount of credit available under the credit agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the outstanding receivables and inventories, with certain exclusions. In December 1999, the existing credit facility was amended to allow for an additional $1 million, in excess of the availability established by the borrowing base calculation, to be available to us until additional subordinated debt could be obtained. As of March 31, 2000, pursuant to the Credit Agreement, as amended, available credit was $1.0 million and $4.9 million on the revolver and capital expenditure line, respectively.


As of March 31, 2000, AAS's principal sources of liquidity included cash and cash equivalents of $10,000, net accounts receivable of $18.0 million and potentially up to $20.7 million of available borrowings under the revolver if inventory and accounts receivable are at level that yield such availability as determined by the borrowing base calculation. Additionally, there is $4.9 million of borrowings available under the capital expenditure line of the Credit Agreement. There was working capital of $9.0 million and long-term debt of $11.3 million at March 31, 2000.


For the three months ended March 31, 2000, operating activities used cash of $16.5 million, primarily for increases in inventory and decreases in accounts payable and accrued expenses and income taxes payable, which were partially offset by decreases in accounts receivable.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED



LIQUIDITY AND CAPITAL RESOURCES - CONTINUED


Net cash used in investing activities during the three months ended March 31, 2000 was $6.5 million, reflecting the purchase of fixed assets, increased acquisition costs that were incurred in connection with the purchase of certain assets of Santa Barbara Aerospace, Inc., which closed on February 14, 2000, as well as an investment in a technology partnering agreement for the development of an internet-based distribution model for aircraft parts sales. Net cash provided by financing activities during the three months ended March 31, 2000, was $22.9 million, which consisted primarily of net borrowings under the Credit Agreement.


Capital expenditures were approximately $3.4 million for the three months ended March 31, 2000. Of this amount, approximately $2.1 million is related to the acquisition of AAS Aircraft Services and approximately $1 million is related to the leasehold improvements necessary for the completion of the expansion of our flight control maintenance, repair and overhaul facility in Tucson, Arizona. The expansion was completed and the new facility opened in February 2000. Our planned expansions of our plating facility for our landing gear operation, along with our new engine maintenance, repair and overhaul facility, have been delayed due to the delays in closing our subordinated debt financing.


On April 30, 2000, the amendment to our credit facility which allowed for the additional $1 million of availability expired. As of that date and continuing afterward, our borrowings have exceeded the availability allowed by the borrowing base calculation resulting in a default under our Credit Agreement. The lenders have agreed to provide financial accommodations at this time, but have reserved their right to exercise all rights and remedies under the Credit Agreement at any time without further notice to AAS.


We have recently begun a plan to significantly reduce our debt through the sale of certain assets held for rotable exchanges at our MRO facilities and the reduction of inventory levels. Existing cash balances, accounts receivable and amounts available under the Credit Facility may not be sufficient to meet future short-term capital requirements. If we are unsuccessful in closing the subordinated debt facility in the near future, we will be forced to seek other financing alternatives. There can be no assurance that we will be capable of securing additional capital or that the terms upon which such capital will be available to us will be acceptable.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL


                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED



RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. We do not believe that the adoption of the provisions of SFAS No. 133 will significantly impact the financial reporting of American Aircarriers Support, Incorporated and Subsidiaries

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS


AAS is involved in various claims and lawsuits incidental to its business operations. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


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


American Aircarriers Support, Incorporated


 (Registrant)


Date:  May 11, 2000


By /s/ Elaine T. Rudisill
   ----------------------

Elaine T. Rudisill


(Principal Financial and Accounting Officer)