Form 10-Q
period 2000-06-30
AMERICAN AIRCARRIERS SUPPORT INC
filed 2000-08-14
CIK 1056286

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended                         Commission File No.
           June 30, 2000                                  0-24275
           -------------                                  -------

                   AMERICAN AIRCARRIERS SUPPORT, INCORPORATED
             (Exact name of registrant as specified on its charter)


           Delaware                                              52-2081515
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   587 Greenway Industrial Drive
      Fort Mill, South Carolina                                     29708
      -------------------------                                     -----
(Address of principal executive offices)                          (Zip code)

                                 (803) 548-2160
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

       The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Shares -$.001 par value per share, Outstanding at August 10, 2000
                                    7,768,971


================================================================================

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2000           1999
                                                                                          --------       ---------
                                                                                        (Unaudited)

Assets
Current Assets:
     Cash and cash equivalents                                                            $     10        $     91
     Receivables:
         Trade and other, net of allowances of $455 at June 30, 2000
         and $366 at December 31, 1999                                                      14,789          18,843
         Affiliate                                                                              --             631
     Cost and estimated earnings in excess of billings on uncompleted contracts, net            71             981
     Inventories                                                                            80,915          67,596
     Prepaid expenses                                                                        1,683             825
     Income tax receivable                                                                   2,260              --
                                                                                          --------        --------
            Total current assets                                                            99,728          88,967

Property and equipment, net                                                                 15,081          11,787
Assets under capital lease, net                                                                 16              19
Assets held for lease, net                                                                     633             633
Goodwill and acquisitions costs, net of amortization                                        11,334          10,520
Deferred financing fees                                                                      1,416           1,595
Investments in affiliated companies                                                          2,310              --
Other assets                                                                                   946             343
                                                                                          --------        --------
                                                                                          $131,464        $113,864
                                                                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Revolving line of credit                                                             $ 72,644        $ 51,288
     Current maturities of long-term debt                                                    3,517             347
     Capital lease obligations - current portion                                             1,023             965
     Accounts payable and accrued expenses                                                  13,686          20,300
     Notes payable to related parties - current portion                                        127             168
     Income taxes payable                                                                       --           1,159
                                                                                          --------        --------
            Total current liabilities                                                       90,997          74,227
                                                                                          --------        --------

Long-term debt, net of current maturities                                                    5,403           3,121
                                                                                          --------        --------
Capital lease obligations - long-term portion                                                5,846           6,371
                                                                                          --------        --------
Notes payable to related parties - long-term portion                                             4              88
                                                                                          --------        --------
Deferred income taxes                                                                          316             316
                                                                                          --------        --------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value; 2,000,000 shares authorized;
         no shares issued or outstanding                                                        --              --
     Common stock, $.001 par value; 20,000,000 shares authorized;
         7,768,971 and 7,190,104 shares issued and outstanding at June 30, 2000
         and December 31, 1999, respectively                                                     7               7
     Additional paid-in capital                                                             22,504          20,450
     Warrants outstanding                                                                      212              --
     Retained earnings                                                                       6,421           9,284
     Treasury stock                                                                           (246)             --
                                                                                          --------        --------
            Total stockholders' equity                                                      28,898          29,741
                                                                                          --------        --------
                                                                                          $131,464        $113,864
                                                                                          ========        ========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                      FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                      2000           1999           2000           1999
                                                     -------        -------        -------        -------
                                                           (Unaudited)                   (Unaudited)

Net revenues                                         $19,245        $15,748        $33,092        $29,317
Cost of sales and service                             16,515          9,900         26,927         18,860
                                                     -------        -------        -------        -------
              GROSS PROFIT                             2,730          5,848          6,165         10,457
                                                     -------        -------        -------        -------

Operating Expenses:
      Selling and marketing                            1,146          1,223          2,289          2,034
      General and administrative                       2,600          1,302          4,490          2,637
                                                     -------        -------        -------        -------
          Total operating expenses                     3,746          2,525          6,779          4,671
                                                     -------        -------        -------        -------
              (LOSS) INCOME FROM OPERATIONS           (1,016)         3,323           (614)         5,786

Other (expense) income:
      Interest expense, net                           (2,215)          (682)        (3,877)        (1,055)
      Other (expense) income                            (102)            --           (103)            --
      Deferred financing fees                           (100)           (99)          (100)           (99)
                                                     -------        -------        -------        -------
              (LOSS) INCOME BEFORE INCOME TAXES       (3,433)         2,542         (4,694)         4,632
(Benefit) provision for income taxes                  (1,339)         1,009         (1,831)         1,809
                                                     -------        -------        -------        -------
              NET (LOSS) INCOME                      $(2,094)       $ 1,533        $(2,863)       $ 2,823
                                                     =======        =======        =======        =======


Basic (loss) earnings per share                      $ (0.28)       $  0.21        $ (0.39)       $  0.39
                                                     =======        =======        =======        =======

Diluted (loss) earnings per share                    $ (0.28)       $  0.21        $ (0.39)       $  0.38
                                                     =======        =======        =======        =======


Weighted average shares outstanding:
          Basic                                        7,380          7,190          7,352          7,190
                                                     =======        =======        =======        =======
          Diluted                                      7,380          7,316          7,352          7,447
                                                     =======        =======        =======        =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                              FOR THE SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                              2000           1999
                                                                                            --------       --------
                                                                                                  (Unaudited)

OPERATING ACTIVITIES
      Net (loss) income                                                                     $ (2,863)      $  2,823
      Adjustments to reconcile net (loss) income to cash used in operating activities:
          Depreciation and amortization                                                        1,079            668
          Provision for uncollectible accounts                                                    89             --
          Decrease (increase) in trade and other receivables                                    (439)        (5,136)
          Decrease (increase) in costs and estimated earnings in excess of billings
             on uncompleted contracts, net                                                       910           (209)
          Increase in inventories                                                            (13,114)       (15,643)
          Increase in prepaid expenses                                                          (744)          (394)
          Increase in other assets                                                              (603)        (1,037)
          (Decrease) increase in accounts payable and accrued expenses                        (1,578)         4,834
          Decrease in accounts payable to related parties                                         --            (54)
          Change in income tax liability                                                      (3,419)          (753)
                                                                                            --------       --------
              Net cash used in operating activities                                          (20,682)       (14,901)
                                                                                            --------       --------

INVESTING ACTIVITIES
      Capital expenditures                                                                    (4,169)        (5,089)
      Change in assets held for lease                                                             --         (5,160)
      Investment in affiliated companies                                                      (2,310)            --
      Acquisition of businesses                                                               (1,040)           (48)
                                                                                            --------       --------
              Net cash used in investing activities                                           (7,519)       (10,297)
                                                                                            --------       --------

FINANCING ACTIVITIES
      Net borrowings on revolving line of credit                                              21,356         35,959
      Increase in capital expenditure line                                                     2,012             --
      Issuance of notes payable, net                                                           3,440             --
      Repayment of long-term debt                                                                 --        (10,821)
      Increase in deferred financing fees                                                         --         (1,866)
      Principal repayments of notes payable to related parties, net                             (125)            --
      Purchase of treasury stock                                                                (246)            --
      Repayment of capital lease obligations                                                    (468)            --
      Issuance of additional shares of common stock                                            2,151             --
                                                                                            --------       --------
              Net cash provided by financing activities                                       28,120         23,272
                                                                                            --------       --------

              Net decrease in cash and cash equivalents                                          (81)        (1,926)

Cash and cash equivalents, beginning of period                                                    91          2,150
                                                                                            --------       --------
Cash and cash equivalents, end of period                                                    $     10       $    224
                                                                                            ========       ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES

                                    FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000


THIS FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AMERICAN AIRCARRIERS SUPPORT, INCORPORATED OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISK AND INCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD LOOKING STATEMENTS ARE SET FORTH IN THE RISK FACTORS SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FILED MARCH 30, 2000, WHICH IS INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD LOOKING STATEMENTS TO REFLECT CHANGES ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited, consolidated financial statements of American Aircarriers Support, Incorporated, a Delaware corporation, and its wholly-owned subsidiaries Aviation Services, Inc., AAS Landing Gear Services, Inc., AAS Amjet, Inc., AAS Complete Controls, Inc., AAS Aircraft Services, Inc., and AAS Technologies, Inc., (collectively "AAS") are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X.

All significant intercompany accounts have been eliminated in the consolidation. These statements have been prepared by AAS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that, in management's opinion, are necessary for fair presentation. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 1999 has been derived from the audited, consolidated financial statements as of that date. Operating results for the three- and six-month periods ending June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated interim financial statements be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Form 10-KSB for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is not presented as it is anti-dilutive. Stock options and warrants are the only securities issued that would have been included in the diluted earnings per share calculation.

Reclassifications

Certain reclassification have been made to the 19999 financial statements to conform with the 2000 presentation.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2.  LINE OF CREDIT

In May, 1999, AAS entered into a five-year revolving credit agreement and capital expenditure loan facility ("Credit Agreement") with Bank of America ("the agent") and other financial institutions ("the lenders"). The Credit Agreement provides a line of credit up to $100 million of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million line of credit, which was repaid in full from the proceeds of the new facility. In conjunction with the new financing, AAS wrote off $0.1 million of deferred financing fees associated with the previous line of credit. Principal amounts outstanding under the credit agreement bear interest on a variable rate basis at various interest rates tied to either the London Interbank Offered Rate ("LIBOR") or the prime rate, depending on certain indebtedness ratios. The terms for the credit agreement also provide for a facility non-use fee of 3/8% per annum on the unused portion of the facility. The Credit Agreement is secured by substantially all of AAS' assets and the capital expenditure loan facility is secured by all of the equipment funded by the facility.

The amount of credit available under the agreement at any given time is determined by an availability calculation, based on the eligible borrowing base, as defined in the credit agreement which includes the outstanding receivables and inventories with certain exclusions. In December 1999, the existing credit facility was amended to allow for an additional $1 million, in excess of the availability established by the borrowing base calculation, to be available to us until additional subordinated debt could be obtained. In March 2000, AAS signed a commitment letter to issue up to $25 million in subordinated debt to an unaffiliated institutional investor. As of April 30, 2000, the credit facility which allowed for the additional $1 million of availability on the revolver expired. In May 2000, the potential investor was unable to close the transaction and AAS' senior lenders decided not to extend the $1 million excess availability. This resulted in AAS being in an overadvance position on its line of credit. AAS was also not in compliance with its restrictive financial covenants and was in default under certain provisions of its Credit Agreement.

On June 22, 2000, AAS entered into a Forbearance Agreement with its senior lenders which provided accommodations in the form of certain restricted overadvances up to $7.2 million of the borrowing limits established by the borrowing base calculation until August 1, 2000 and an agreement by lenders to forbear to exercise their rights and remedies afforded in default under the Credit Agreement while the Company pursues additional financing. The Forbearance Agreement also disallowed any further borrowings on the capital expenditure line, but deferred the conversion of the line to a term loan until October 2000. The interest rate for both the revolver and the capital expenditure line was increased by 1/2%. In addition, the Company was required to pay a $0.5 million fee to its lenders for the Forbearance Agreement.

As of June 30, 2000, pursuant to the Credit Agreement and the Forbearance Agreement, as amended, there was $72.6 million and $5.5 million outstanding under the revolver and capital expenditure loan facility, respectively and the available credit was $1.2 million.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



2.  LINE OF CREDIT - CONTINUED

In August 2000, the Company entered into a new $85 million credit facility under a waiver and sixth amendment with its lenders (the "Credit Facility"). The new Credit Facility reduces the limit on the credit line from $100 million to $85 million. This step-down in the credit limit will reduce the amount of non-use commitment fees incurred by the Company. The new Credit Facility requires the Company to have (i) a $1 million equity investment in the Company by August 15, 2000, (ii) a $5 million equity investment in the Company by August 31, 2000, and
(iii) to have subordinated debt of $10 million in place by September 30, 2000. The agreement also provides the Company with an overadvance allowance of $7.2 million, subject to certain restrictions and step-downs. It restricts certain debt repayments until the earlier of September 30, 2000 or the funding of the subordinated debt. The Company incurred no additional fees associated with the new agreement and the lenders have agreed to waive the prepayment penalties through May 2001. The Credit Facility also waives all financial ratio covenants through March 31, 2001. As of August 10, 2000, the Company was in compliance with all requirements set forth by the Credit Facility. However, there can be no assurances that the Company will successfully secure the equity or the subordinated debt in the time required by the new agreement. Failure to comply with any or all of the requirements would constitute a default under the agreement.

3.  TREASURY STOCK

In February 2000, AAS entered into an agreement to exchange $621,000, which was classified on the Company's balance sheet as of December 31, 1999, as accounts receivable from affiliates, for 69,000 shares of AAS' common stock. These shares had been previously issued to the affiliate in connection with one of AAS' acquisitions. Subsequent to the agreement, AAS sold 66,666 shares of the stock for $600,000 to an unaffiliated third party. The agreement also called for the registration of the remaining 56,000 shares held by the affiliate or the Company's assistance with a private placement of those shares. During March 2000, AAS repurchased 25,000 of those shares from the affiliate for an aggregate purchase price of $9 per share, or $225,000. During May 2000, AAS reclassified an additional 2,333 shares at $9 per share as treasury stock to relieve the remaining accounts receivable balance of $21,000 from the unaffiliated third party. AAS holds the total 27,333 common shares at cost in the treasury stock account and the cost of the shares is reflected on the Company's balance sheet as a separate deduction from shareholders' equity.


                                                                  Six Months
                                                                    Ended
                                                                June 30, 2000
                                                                   (000's)
                                                                   -------
Basic weighted average shares outstanding, beginning of period      7,190
Exercised Stock Options                                                84
Additional Issued Shares                                               97
Purchased Treasury Stock                                              (19)
                                                                    -----
Basic weighted average shares outstanding, end of period            7,352
                                                                    =====

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.  EARNINGS PER SHARE

The computation of basic earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share amounts):

                                          Three Months      Three Months     Six Months       Six Months
                                              Ended            Ended            Ended            Ended
                                          June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                          -------------    -------------    -------------    -------------

Net (loss) income as reported                $(2,094)          $1,533          $(2,863)          $2,823
                                             =======           ======          =======           ======
Weighted average shares outstanding            7,380            7,190            7,352            7,190
                                             -------           ------          -------           ------
Basic (loss) earnings per share              $ (0.28)          $ 0.21          $ (0.39)          $ 0.39
                                             =======           ======          =======           ======


The computation of diluted earnings per share in accordance with SFAS No. 128 is as follows (in thousands except per share amounts):

                                          Three Months     Three Months      Six Months        Six Months
                                              Ended            Ended            Ended            Ended
                                          June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                          -------------    -------------    -------------    -------------

Net (loss) income as reported                $(2,094)          $1,533          $(2,863)          $2,823
                                             =======           ======          =======           ======
Weighted average shares outstanding            7,380            7,190            7,352            7,190
Effect of dilutive securities                     --              126               --              257
                                             -------           ------          -------           ------
Diluted weighted average shares
outstanding                                    7,380            7,316            7,352            7,447
                                             -------           ------          -------           ------
Diluted (loss) earnings per share            $ (0.28)          $ 0.21          $ (0.39)          $ 0.39
                                             =======           ======          =======           ======


As of June 30, 2000, options to purchase 694,750 shares of common stock at a range of $6.00 to $10.75 per share and 200,000 warrants priced at $7.98 and 75,000 warrants priced at $8.00 were outstanding during the second quarter 2000 but were not included in the computation of diluted Earnings Per Share because to do so would have been antidilutive for the periods presented.


5.  OTHER LOANS

In January 2000, AAS entered into a technology partnering agreement with SupplyAccessTM for the joint development of an Internet-based distribution model for parts sales. The Company borrowed $3 million from an unaffiliated private investor to fund its participation in the development and marketing of this business-to-business e-Procurement solution for the aerospace industry. Both principal and interest on the loan are due at the earlier of one hundred twenty days from the closing or the funding of a subordinated debenture offering in the minimum amount of $10 million. The loan is evidenced by an unsecured, subordinated promissory note that bears interest at 9.5% per annum and is secured by the personal guaranty of the Company's founder and CEO of AAS. The lender also received an option to purchase 25,000 shares of common stock at $8.00 per share for a four-year period. The option has customary anti-dilution provisions and the holder has certain registration rights.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.  OTHER LOANS - CONTINUED

In April 2000, AAS finalized the purchase of a facility from a related party for $353,000 and assumed the $450,000 mortgage on the facility and entered into a new lease for another facility previously subleased from the related party. The $353,000 was evidenced by a promissory note and was initially payable on July 3, 2000. The Company was unable to pay the promissory note on July 3, 2000 and is presently in negotiations to restructure the agreement. There can be no assurances that a new agreement will be reached.

In April 2000, the Company borrowed $2 million from an unaffiliated private investor to use as working capital for a period of 30 days. The loan was evidenced by an unsecured, subordinated promissory note with interest at 9.5% per annum. The note was convertible to equity at the average of the closing price for the 5 trading days immediately preceding the due date of the note. The investor was also granted an option to purchase 50,000 shares of common stock for a five- year period for $8.00 per share. At the end of the 30 days and a 28-day non-payment period, the private investor converted the full amount of principal and interest to equity.


6.  LEGAL

AAS is involved in various claims and lawsuits incidental to its business operations and the Company's present liquidity situation. In the opinion of management, the ultimate resolution of these claims and lawsuits should not have a material adverse effect on the financial condition of the Company.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




The following discussion may contain "forward-looking" statements, as that term is defined by (i) the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and (ii) in releases made by the Securities and Exchange Commission from time to time. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Various trend and factors beyond our control my affect our future operating results. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.



OVERVIEW

Our Company, founded in 1985, provides integrated aviation maintenance, repair and overhaul services including spare parts for commercial airlines, cargo operators and maintenance and repair facilities worldwide. We offer engine and aircraft management services, maintenance, repair and overhaul of flight controls, landing gear systems and jet engines at our FAA licensed facilities, and, as of February 2000, heavy maintenance for complete aircraft. We are one of the few companies that specialize in both engine and airframe components and spare parts and also provides aviation services that include:

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



RESULTS OF OPERATIONS

Our operating results may fluctuate significantly on a quarterly and annual basis due to general economic conditions, specific industry economic conditions, the availability and timing of orders and payments from customers, the timing and ability to make bulk inventory purchases, the mix of products sold and services provided and various other factors, many of which are beyond our control.

Many of our operating expenses are relatively fixed. Since we do not typically obtain long-term purchase orders or commitments from our customers, we must anticipate future orders based upon historical purchasing patterns of our customers and discussions as to their future requirements. Cancellations, reductions or delays in orders by our customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Comparison of Three Months Ended June 30, 2000 and 1999

Net revenues increased approximately $3.5 million, or 22.2%, to $19.2 million in the three months ended June 30, 2000 from $15.7 million in the corresponding period in 1999. Businesses acquired during the first quarter of 2000 accounted for approximately $3.4 million of the total net revenues for the three months ended June 30, 2000.

Cost of sales and service totaled approximately $16.5 million, or 85.8% of net revenues, in the second quarter of 2000, compared with $9.9 million, or 62.9% of net revenues, in the second quarter of 1999. Gross profit decreased 53.3% to $2.7 million for the three months ended June 30, 2000, compared with $5.8 million for the same period last year. As a percentage of revenues, gross profit was approximately 14.2% of revenues in the three months ended June 30, 2000, compared with approximately 37.1% in the three months ended June 30, 1999. Our gross profit margin decrease was attributable to a combination of pricing pressures due to the present industry slowdown and the increased costs associated with the use of alternative vendors as a result of our liquidity difficulties. Also, during the quarter, one brokered engine sale generated little margin, but resulted in a very good internal rate of return due to our one-day ownership. The engine was sold for $3.5 million, but had only $30,000 of gross profit. Excluding this one transaction, gross profit as a percentage of revenues approximated 17.1% for the three months ended June 30, 2000. Another contributing factor to the gross margin decline was the inefficiencies incurred at our start-up aircraft maintenance facility. These inefficiencies resulted in a gross profit margin of approximately 1% on $3.9 million of revenue.

Selling and marketing expenses decreased $0.1 million, or 6.3%, to $1.1 million in the three months ended June 30, 2000 from $1.2 million in the three months ended June 30, 1999. As a percentage of net revenues, selling and marketing expenses decreased to 6.0% in the three months ended June 30, 2000, compared to 7.8% of net revenues in the three months ended June 30, 1999.

General and administrative expenses increased $1.3 million, or 99.7%, to $2.6 million in the three months ended June 30, 2000 from $1.3 million in the comparable 1999 period. The majority of the increase in expenses is attributable to the approximately $0.7 million of general and administrative expenses associated with the recently acquired operations. Other expense increases which negatively impacted results were insurance, rent and depreciation. As a percentage of net revenues for the three months ended June 30, 2000, general and administrative expenses were 13.5%, compared with 8.3% of net revenues in the three months ended June 30, 1999.

Net interest expense for the three months ended June 30, 2000 increased by $1.5 million to approximately $2.2 million, compared to $0.7 million in the three months ended June 30, 1999. This increase is due to the higher levels of indebtedness outstanding used to finance the recent acquisitions, inventory purchases and working capital requirements. For the three months ended June 30, 2000, the weighted average borrowings under the Credit Facility were $76.0 million and the weighted average interest rate was 9.08%.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Comparison of Three Months Ended June 30, 2000 and 1999 - continued

Net other expense for the three months ended June 30, 2000 increased by $0.1 million to $0.2 million, compared to $0.1 million for the three months ended June 30, 1999. In the second quarter of 2000, we wrote off approximately $0.1 million of one-time fees incurred in an unsuccessful effort to obtain subordinated debt and recognized $0.1 million of a one-time total forbearance fee of $0.5 million. The forbearance fee covered the period June 22, 2000 through July 31, 2000. The remaining $0.4 million of this fee will be recognized in the third quarter. In 1999, we wrote off approximately $0.1 million of deferred financing fees. The one-time charge was a result of the restructuring of the credit facility.

As a result of the above, net income before taxes decreased $5.9 million, or 235%, to a pre-tax loss of $3.4 million in the second quarter of 2000 from pre-tax income of $2.5 million in the same period in 1999. Net loss after the income tax benefit of $1.3 million was $2.1 million ($0.28 loss per diluted share) for the three months ended June 30, 2000.

Comparison of Six Months Ended June 30, 2000 and 1999

Net revenues increased approximately $3.8 million, or 12.9%, to $33.1 million in the six months ended June 30, 2000 from $29.3 million in the corresponding period in 1999. Businesses acquired during the first quarter of 2000 accounted for approximately $3.9 million of the total net revenues as of June 30, 2000. This revenue was partially offset by a decrease in net revenues of the other companies of approximately $0.1 million.

A number of factors contributed to the decrease in revenues such as delays of customer approvals for MRO services and purchasing decisions not to buy parts due to an industry slowdown that was caused by the uncertainty of fuel prices during the first part of the year.

Cost of sales and service totaled approximately $26.9 million, or 81.4% of net revenues, in the six months ended June 30, 2000, compared with $18.9 million, or 64.3% of net revenues, in the six months ended June 30, 1999. Gross profit decreased 41.0% to $6.2 million for the six months ended June 30, 2000, compared with $10.5 million for the same period last year. As a percentage of revenues, gross profit was approximately 18.6% of revenues in the six months ended June 30, 2000, compared with approximately 35.7% in the six months ended June 30, 1999. The decrease in gross profit is largely attributable to the pricing pressures resulting from the increased competition related to the industry slowdown and delayed customer purchases combined with the increased cost of using alternative vendors associated with our current liquidity difficulties.

Selling and marketing expenses increased $0.3 million, or 12.5%, to $2.3 million in the six months ended June 30, 2000 from $2.0 million in the six months ended June 30, 1999. This increase primarily reflects compensation expenses related to additional staffing, fees paid to outside agents and sales related travel. As a percentage of net revenues, selling and marketing expenses remained constant at 6.9% for the six months ended June 30, 2000 and June 30, 1999.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Comparison of Six Months Ended June 30, 2000 and 1999 - continued

General and administrative expenses increased $1.9 million, or 70.3%, to $4.5 million in the six months ended June 30, 2000 from $2.6 million in the comparable 1999 period. The majority of the increase in expenses is attributable to the approximately $1.3 million of general and administrative expenses associated with the operations acquired in the second quarter of 1999 and the first quarter of 2000. Other expense increases which negatively impacted results were insurance, rent and depreciation. As a percentage of net revenues for the six months ended June 30, 2000, general and administrative expenses were 13.6%, compared with 9.0% of net revenues in the six months ended June 30, 1999.

Net interest expense for the six months ended June 30, 2000 increased by $2.8 million to approximately $3.9 million, compared to $1.1 million in the six months ended June 30, 1999. This increase is due to the higher levels of indebtedness outstanding used to finance the recent acquisitions, inventory purchases and working capital requirements. For the six months ended June 30, 2000, the weighted average borrowings under the Credit Facility were $70.9 million and the weighted average interest rate was 8.80%.

Net other expense for the six months ended June 30, 2000 increased by $0.1 million to $0.2 million, compared to $0.1 million for the six months ended June 30, 1999. In the second quarter of 2000, we wrote off approximately $0.1 million of one-time fees incurred in an unsuccessful effort to obtain subordinated debt and recognized $0.1 million of a one-time total forbearance fee of $0.5 million. The forbearance fee covered the period June 22, 2000 through July 31, 2000. The remaining $0.4 million of this fee will be recognized in the third quarter. In 1999, we wrote off approximately $0.1 million of deferred financing fees. The one-time charge was a result of the restructuring of the credit facility.

As a result of the above, net income before taxes decreased $9.3 million, or 201%, to a pre-tax loss of $4.7 million for the six months ended June 30, 2000 from pre-tax income of $4.6 million in the same period in 1999. Net loss after the income tax benefit of $1.8 million was $2.9 million ($0.39 loss per diluted share) for the six months ended June 30, 2000.


Recent Developments

In January 2000, we borrowed $3 million from an unaffiliated private investor to fund our investment in SupplyAccess(TM) for the joint development of an Internet-based distribution model for parts sales. Both principal and interest on the loan were due at the earlier of one hundred twenty days from the closing or the funding of a subordinated debt offering in the minimum amount of $10 million. The loan is evidenced by an unsecured, subordinated promissory note that bears interest at 9.5% per annum and is secured by a personal guaranty of our founder and CEO. The lender also received warrants to purchase 25,000 shares of our common stock at $8.00 per share for a four-year period. In July 2000, due to our inability to close the $25 million subordinated debt offering prior to the 120 days, the lender agreed to extend the loan until we obtain additional financing. The extension agreement calls for us to pay interest at 13% per

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS OF OPERATIONS - CONTINUED

Recent Developments - continued

annum and issue 75,000 additional warrants at $2.93 per share and reprice the original 25,000 options to $2.93 per share. The costs associated with the repricing of these warrants is expected to be approximately $66,000. In exchange, the investor has agreed that at the time the note is repaid, the investor will convert $1 million of the debt to equity at the same share price as any other group of investors whose investment cumulatively totals $5 million. Additionally, the investor will be granted 7% equity of AAS Technologies, Inc.

In April 1999, we entered into a ten-year operating lease and build-out for the expansion of our engine maintenance, overhaul and repair facility. The facility was originally scheduled to be operational in October 1999. Due to certain deadlines that the lessor failed to meet and our present liquidity situation, the project was put on hold. We are currently in negotiations with the lessor to terminate the lease.

In July 2000, we signed a letter of intent with Pegasus Aviation, Inc. for a strategic investment in the Company. Pegasus Aviation, Inc. is a global lessor of aircraft with annual revenues of approximately $400 million and a portfolio of over 200 aircraft valued in excess of $3 billion. The investment, subject to due diligence, will be made through a private placement of equity in the Company. The agreement also includes the merger of International Aero Components ("IAC"), a parts distribution affiliate of Pegasus Aviation, into AAS.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity prior to completion of the May 1998 initial public offering were cash flows from operating activities, borrowings under the prior credit facility and advances from its two founders. We require capital to purchase inventory, to fund product servicing and overhaul facilities, for normal operating expenses and for general working capital purposes.

In May 1999, we entered into a five-year revolving credit agreement and capital expenditure loan facility. The Credit Agreement provides for a line of credit up to $100 million, of which $10 million is designated as the Capital Expenditure Loan Facility. The Credit Agreement replaced an existing $35 million line of credit, which was repaid in full from the proceeds of the new facility. In conjunction with the new financing, we wrote off $0.1 million of deferred financing fees associated with the previous line of credit. Principal amounts outstanding under the Credit Agreement bear interest on a variable rate basis at various interest rates tied to either the LIBOR or the prime rate, depending on certain indebtedness ratios. The terms of the Credit Agreement also provide for a facility non-use fee of 3/8% per annum on the unused portion of the facility. The Credit Agreement is secured by substantially all of our assets and the capital expenditure loan facility is secured by all of the equipment funded by the facility. The Credit Agreement provided for advances on the capital expenditure loan facility through May 2000, at which time it was to convert into a term loan amortizing over the remaining term of the Credit Agreement.

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

On June 22, 2000, we entered into a Forbearance Agreement with its senior lenders which provided accommodations in the form of certain restricted overadvances up to $7.2 million of the borrowing limits established by the borrowing base calculation until August 1, 2000 and an agreement by our lenders to forbear to exercise their rights and remedies afforded upon default under the Credit Agreement while we pursue additional financing. The Forbearance Agreement also disallowed any further borrowings on the capital expenditure line, but deferred the conversion of the line to a term loan until October 2000. The interest rate for both the revolver and the capital expenditure line was increased by 1/2%. In addition, the Company was required to pay a $0.5 million fee to its lenders for the Forbearance Agreement. As of June 30, 2000, pursuant to the Credit Agreement and the Forbearance Agreement, as amended, there was $72.6 million and $5.5 million outstanding under the revolver and capital expenditure loan facility, respectively and the available credit was $1.2 million.

Also in June 2000, we signed a commitment letter to issue $10 million of subordinated debt to an unaffiliated institutional investor, subject to a due diligence review and certain equity investment requirements.

For the six months ended June 30, 2000, operating activities used cash of $20.7 million. Cash was used primarily for increases in inventory, as well as decreases in accounts payable, accrued expenses and income taxes payable, which were partially offset by decreases in accounts receivable.

Net cash used in investing activities during the six months ended June 30, 2000 was $7.5 million. This reflected the purchase of fixed assets, increased acquisition costs that were incurred in connection with the purchase of certain assets of Santa Barbara Aerospace, Inc., which closed on February 14, 2000, and an investment in a technology partnering agreement for the development of an internet-based distribution model for aircraft parts sales. Net cash provided by financing activities during the six months ended June 30, 2000, was $28.1 million, which consisted primarily of net borrowings under the Credit Agreement.

Capital expenditures were approximately $4.2 million for the six months ended June 30, 2000. Of this amount, approximately $2.1 million is related to the acquisition of AAS Aircraft Services and approximately $1.3 million is related to the leasehold improvements necessary for the completion of the expansion of our flight control maintenance, repair and overhaul facility in Tucson, Arizona. The expansion was completed and the new facility opened in February 2000. Our planned expansions of our plating facility for our landing gear operation, along with our new engine maintenance, repair and overhaul facility, have been delayed due to the delays in closing our subordinated debt financing.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED


In August, we entered into a new $85 million Credit Facility under a waiver and sixth amendment to the Credit Agreement with its lenders. The new facility reduces the limit on the revolving credit line from $100 million to $85 million. This step-down in the revolver limit will reduce the amount of non-use commitment fees that we incur. The new Credit Facility requires us to have (i) a $1 million equity investment in the Company by August 15, 2000, (ii) a $5 million equity investment in the Company by August 31, 2000, and (iii) subordinated debt of $10 million in place by September 30, 2000. The agreement also provides us with an overadvance allowance of $7.2 million, subject to certain restrictions and step-downs. It restricts certain debt repayments until the earlier of September 30, 2000 or the funding of the subordinated debt. We will incur no additional fees associated with the new agreement and the lenders have agreed to waive the prepayment penalties through May 2001. The Credit Facility also waives all financial ratio covenants through March 31, 2001. As of August 10, 2000, we were in compliance with all requirements set forth by the Credit Facility. However, there can be no assurances that the we will successfully secure the equity or the subordinated debt in the time required by the new agreement. Failure to comply with any or all of the requirements would constitute a default under the agreement.

We have experienced significant historical growth in 1997, 1998 and 1999 which led the us to increase our infrastructure substantially, in late 1999, in anticipation of continued growth. The current industry conditions, caused by increased fuel costs, increased interest rates and recent operating results has forced us to institute cost reduction measures. In addition company wide headcount reduction plans were implemented in June, with further headcount reductions effective in July. The headcount reductions should not affect our ability to produce future revenues due to the anticipated efficiencies from the restructuring of shop floors and workflows.

We have also recently begun a plan to significantly reduce our debt through the sale of certain assets held for rotable exchanges at our MRO facilities and the reduction of inventory levels. Existing cash balances, accounts receivable and amounts available under the Credit Facility may not be sufficient to meet future short-term capital requirements. If we are unsuccessful in closing the private equity transactions or the subordinated debt facility in the near future, we will be forced to seek other financial alternatives. There can be no assurance that we will be capable of securing additional capital.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement addresses the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. We do not believe that the adoption of the provisions of SFAS No. 133 will significantly impact the financial reporting of American Aircarriers Support, Incorporated and Subsidiaries.

           AMERICAN AIRCARRIERS SUPPORT, INCORPORATED AND SUBSIDIARIES



                           PART II - OTHER INFORMATION





ITEM 1 - LEGAL PROCEEDINGS


AAS is involved in various claims and lawsuits incidental to its business operations and the Company's present liquidity difficulties. In the opinion of management, the ultimate resolution of these claims and lawsuits should not have a material adverse effect on the financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

              10.1   Fifth Amendment and Forbearance Agreement

              10.2   Waiver and Sixth Amendment to Loan and Security Agreement

               27    Financial Data Schedule


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


American Aircarriers Support, Incorporated
(Registrant)

Date:  August 11, 2000


By: /s/ Elaine T. Rudisill
    -------------------------------
    Elaine T. Rudisill

(Principal Financial and Accounting Officer)